Form 10QSB
period 1997-03-31
FIRST FEDERAL BANCORPORATION /MN/
filed 1997-05-12
CIK 933461

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 _______________________________________

                           FORM 10-QSB

MARK ONE

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                  OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT

For the transition period from __________ to _____________.

              Commission File Number: 033-86964
                                      ---------

                     FIRST FEDERAL BANCORPORATION
----------------------------------------------------------------
    (Exact Name of Registrant as Specified in Its Charter)

          Minnesota                               41-1796238
-------------------------------                -----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification Number)

214 5th Street, Bemidji, Minnesota                 56601-9983
-----------------------------------------------------------------
(Address of principal executive office)            (Zip Code)


Registrant's telephone number, including area code:(218) 751-5120
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes (X)           No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                             Outstanding at March 31, 1997
-----                             -----------------------------
Common Stock, $.01 par value                624,403

                FIRST FEDERAL BANCORPORATION

                        CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements                         Page
                                                           ----
              Consolidated Balance Sheets at
                March 31, 1997 and September 30, 1996       3

              Consolidated Statements of Earnings for
                the Three Months Ended and Six Months
                Ended March 31, 1997 and 1996               5

              Consolidated Statement of Stockholders'
                Equity for the Six Months Ended
                March 31, 1997                              6

              Consolidated Statements of Cash Flows for
                the Six Months Ended March 31, 1997 and
                1996                                        7

              Notes to Consolidated Financial Statements    9

     Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                 11

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                            15

     Item 2:  Changes in Securities                        15

     Item 3:  Defaults Upon Senior Securities              15

     Item 4:  Submission of Matters to a Vote of
                Security Holders                           15

     Item 5:  Other Materially Important Events            15

     Item 6:  Exhibits and Reports on Form 8-K             15

     Signatures                                            16

                      PART 1 - FINANCIAL STATEMENTS
             FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                            March 31       September 30
                                              1997             1996
                                           ----------       ------------
               ASSETS
Cash                                       $  1,670,371    $  1,376,853
Interest-bearing deposits with banks          2,877,208       3,308,983
                                           ------------    ------------
        Cash and cash equivalents             4,547,579       4,685,836

Securities available for sale:
   Mortgage-backed and related securities
    (amortized cost of $19,331,257 and
    $20,128,368)                             19,013,274      19,903,383
   Other securities (amortized cost of
    $27,890,866 and $26,193,395)             27,900,624      26,162,483
                                           ------------    ------------
        Total securities available for sale  46,913,898      46,065,866
                                           ------------    ------------
Securities held to maturity:
   Mortgage-backed and related securities
     (estimated market value of $576,180
     and $852,113)                              575,033         845,605
                                           ------------    ------------
       Total securities held to maturity        575,033         845,605
                                           ------------    ------------
Loans receivable, net                        51,376,532      51,003,105
Federal Home Loan Bank stock, at cost           700,500         700,500
Foreclosed real estate, net                     224,062         193,823
Accrued interest receivable                     896,876         862,732
Premises and equipment, net                   1,865,034       1,944,754
Other assets                                    616,904         953,880
                                           ------------    ------------
        Total assets                       $107,716,418    $107,256,101
                                           ============    ============
    Liabilities and Stockholders' Equity

Deposits                                   $ 81,666,754    $ 81,046,519
Repurchase Agreements                         4,827,489       4,954,620
Federal Home Loan Bank Advances               7,865,418       6,943,258
Advance payments by borrowers for
 taxes and insurance                            183,700         156,730
Accrued interest payable                        573,393         587,779
Accrued SAIF assessment                               0         588,444
Accrued expenses and other liabilities          563,459         656,053
                                           ------------    ------------
        Total liabilities                    95,680,213      94,933,403

                                    (continued)

Stockholders' Equity:
   Common stock ($.01 par value): authorized
     4,000,000 shares; issued
     700,566 shares                        $      7,006    $      7,006
   Additional paid-in capital                 6,399,493       6,372,253
   Retained earnings, subject to certain
     restrictions                             7,883,943       7,558,604
   Unrealized loss on securities available
     for sale, net of tax effect               (181,853)       (150,979)
   Unearned employee stock ownership plan
     shares                                    (517,500)       (552,000)
   Unearned shares management recognition
     plan                                      (330,553)       (377,775)
   Treasury stock, at cost, 76,163 and
     36,563 shares in 1997 and 1996          (1,224,331)       (534,411)
                                           ------------    ------------
         Total stockholders' equity          12,036,205      12,322,698
                                           ------------    ------------
         Total liabilities and stock-
          holders' equity                  $107,716,418    $107,256,101
                                           ============    ============

See accompanying notes to consolidated financial statements.

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNING
                              (Unaudited)

                                      Three Months Ended        Six Months Ended
                                          March 31,                 March 31,
                                      ---------------------    --------------------
                                         1997        1996        1997        1996
                                      ----------  ---------    --------    --------
Interest income:
   Loans receivable                   $1,153,057   $1,103,920  $2,315,023 $2,226,142
   Mortgage-backed and related
    securities                           318,075      351,849     650,834    703,213
   Other securities                      443,078      302,247     884,854    592,153
   Interest-bearing deposits with banks   18,152       38,333      24,017     96,343
   Other                                  12,090       11,756      24,416     25,603
                                      ----------   ----------  ---------- ----------
                                       1,944,452    1,808,105   3,899,144  3,643,454
                                      ----------   ----------  ---------- ----------
Interest expense:
   Deposits                              914,534      948,068   1,850,963  1,906,823
   Borrowings                            172,536       19,451     327,324     30,825
                                      ----------   ----------  ---------- ----------
                                       1,087,070      967,519   2,178,287  1,937,648
                                      ----------   ----------  ---------- ----------
Net interest income                      857,382      840,586   1,720,857  1,705,806
Provision for loan losses                      0            0           0          0
                                      ----------   ----------  ---------- ----------
      Net interest income after
       provision for loan losses         857,382      840,586   1,720,857  1,705,806
                                      ----------   ----------  ---------- ----------

Noninterest income:
   Fees and service charges              108,507       82,647     225,858    175,163
   Gain on sales of securities            17,337        2,670      33,660      2,826
   Gain on sales of foreclosed
     real estate                             779          649       1,460      1,317
   Other                                  20,477       15,154      32,804     32,235
                                      ----------   ----------  ---------- ----------
       Total noninterest income          147,100      101,120     293,782    211,541
                                      ----------   ----------  ---------- ----------
Noninterest expense:
   Compensation and employee benefits    408,502      353,652     784,255    685,779
   Occupancy                             128,258      129,077     254,269    249,357
   Federal deposit insurance premiums     13,359       55,340      58,919    109,793
   Data processing                        17,301       17,848      36,364     35,843
   Advertising                            47,170       18,755      78,177     40,285
   Other                                 162,957      142,639     251,459    281,381
                                      ----------   ----------  ---------- ----------
       Total noninterest expense         777,547      717,311   1,463,443  1,402,438
                                      ----------   ----------  ---------- ----------
       Earnings before income tax
         expense                         226,935      224,395     551,196    514,909
Income tax expense                        92,997       91,907     225,857    208,812
                                      ----------   ----------  ---------- ----------
Net earnings                          $  133,938   $  132,488  $  325,339 $  306,097
                                      ----------   ----------  ---------- ----------
Earnings per common share and
   common share equivalents           $     0.22   $     0.17  $     0.54 $     0.39
                                      ----------   ----------  ---------- ----------
Weighted average number of common
   share equivalents outstanding         600,569      781,425     606,681    787,750
                                      ----------   ----------  ---------- ----------

See accompanying notes to consolidated financial statements.

                   FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                                      (Unaudited)

                                                            Unrealized
                                                            Gain (loss)
                                        Additional               Securities
                              Common    Paid-in   Retained  Available for
                              Stock     Capital   Earnings   sale, net
                                    ------      ----------  --------    -------------
September 30, 1996                  $7,006       6,372,253   7,558,604    (150,979)
                                    ------      ----------  ----------   ---------
Net earnings                                                   325,339

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                  (30,874)

Purchase of treasury stock

Earned management recognition
 plan shares

Earned employee stock ownership
 plan shares                                        27,240
                                    ------      ----------  ----------   ---------
March 31, 1997                      $7,006       6,399,493   7,883,943    (181,853)
                                    ======      ==========  ==========   =========

                              Unearned
                              Shares    Unearned
                              Employee  Shares
                              Stock     Management                 Total
                              Ownership Recognition  Treasury   Stockholders'
                                    Plan        Plan         Stock          Equity
                                    ---------   -----------  ---------  -------------
September 30, 1996                  $(552,000)   (377,775)    (534,411)   12,322,698
                                    ---------   ---------   ----------   -----------
Net earnings                                                                 325,339

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                    (30,874)

Purchase of treasury stock                                     (689,920)    (689,920)

Earned management recognition
 plan shares                                       47,222                     47,222

Earned employee stock ownership
 plan shares                           34,500                                 61,740
                                    ---------   ---------   -----------  -----------
March 31, 1997                      $(517,500)    330,553    (1,224,331)  12,036,205
                                    =========   =========   ===========  ===========

See accompanying notes to consolidated financial statements.

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)

                                                               Six Months
                                                             Ended March 31,
                                                       ----------------------------
                                                          1997             1996
                                                       ----------       -----------
Operating activities:
  Net earnings                                         $   325,339     $   306,097
  Adjustments to reconcile net earnings to net
    cash provided (used) by operations:
    Provision for loan losses                                    0               0
    Depreciation                                           132,232         130,139
    Amortization of premium and discount, net               (2,880)         14,970
    Increase in accrued interest receivable                (34,144)        (69,905)
    Decrease in accrued interest payable                   (14,386)         (4,304)
    FHLB stock dividend                                          0         (13,800)
    Gain on sale of securities                             (33,660)         (2,826)
    Gain on sale of foreclosed real estate                  (1,460)         (1,317)
    Earned ESOP shares priced above original cost           27,240          13,799
    Decrease in Unearned ESOP Shares                        34,500          34,500
    Decrease in Unamortized Restricted Stock                47,222          47,222
    Decrease in other assets                               393,550           9,826
    Decrease in accrued expenses and other liabilities    (681,038)       (109,646)
                                                       -----------     -----------
        Net cash provided by operating activities          192,515         354,755
                                                       -----------     -----------

Investing activities:
  Net increase in loans receivable                        (373,427)       (705,228)
  Purchases of:
    Other securities - available for sale               (7,748,892)     (7,991,118)
    Mortgage-backed & related securities -
      available for sale                                (1,337,759)     (3,159,739)
    Premises and equipment                                 (52,512)        (30,012)
  Proceeds from sales of:
    Other securities - available for sale                  235,163         500,000
  Proceeds from maturities or calls of:
    Other securities - available for sale                5,810,991       4,305,518
  Proceeds from sales of:
    Mortgage-backed & related securities
      - available for sale                                 160,979         959,060
    Mortgage-backed & related securities
      - held to maturity                                   209,867               0
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                               1,982,447       1,783,340
    Mortgage-backed & related securities
      - held to maturity                                    60,296         133,061
  Net increase in foreclosed real estate                   (30,239)        (13,293)
                                                       -----------     -----------
        Net cash used by investing activities           (1,083,086)     (4,218,411)
                                                       -----------     -----------

                        (continued)

                                                               Six Months
                                                             Ended March 31,
                                                       ----------------------------
                                                          1997             1996
                                                       ----------       -----------
Financing activities:
  Net increase (decrease) in deposits                 $  620,235        $   (5,047)
  Purchase of Treasury Stock                            (689,920)         (473,930)
  Purchase and retirement of common stock                      0          (603,750)
  Increase (decrease) in advance payments by
    borrowers for taxes and insurance                     26,970            (7,656)
  Increase in Federal Home Loan Bank advances            922,160           386,000
  (Decrease) increase in Repurchase Agreements          (127,131)        1,400,000
                                                      ----------       -----------
    Net cash provided by financing activities            752,314           695,617
                                                      ----------       -----------

Decrease in cash and cash equivalents                   (138,257)       (3,168,039)
Cash and cash equivalents, beginning of period         4,685,836        10,185,818
                                                      ----------       -----------
Cash and cash equivalents, end of period              $4,547,579       $ 7,017,779
                                                      ==========       ===========

Supplemental cash flow disclosures:
  Cash paid for interest                              $2,192,673       $ 1,941,952
  Cash paid for income taxes                              85,000           330,000

Supplemental noncash flow disclosures:
  Transfer of loans to real estate                    $   43,700       $    13,905

          FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                         (Unaudited)

                       March 31, 1997

(1) The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended September 30, 1996 of First Federal Bancorporation (the "Company"), as filed with the Securities and Exchange Commission. The September 30, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)  Basis of Preparation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The statements of earnings for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.


(3)  Earnings Per Common Share and Common Share Equivalents

    Earnings per share are based upon the weighted average number of common shares and common share equivalents, if dilutive, outstanding during the period. The only common stock equivalents are stock options. The weighted average number of common stock equivalents is calculated using the treasury stock method. Net earnings per common share were calculated using 600,569 shares, and 606,681 shares, as the weighted average number of shares outstanding for the three month period and six month period, respectively, ended March 31, 1997.

(4)  Regulatory Capital Requirements

    At March 31, 1997, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 1997:

                                   Amount      Percent(1)
                                   ------      ----------
                                   (Dollars in Thousands)
Tangible Capital:
   Actual                          $10,376       9.75%
   Required                          1,597       1.50
                                   -------      -----
   Excess                          $ 8,779       8.25%

Core capital:
   Actual                          $10,376       9.75%
   Required                          3,194       3.00
                                   -------      -----
   Excess                          $ 7,182       6.75%

Risk-Based Capital:
   Actual                          $10,799      19.42%
   Required                          4,449       8.00
                                   -------      -----
   Excess                          $ 6,350      11.42%

______________
(1) Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

(5)  Stockholders' Equity

During the three months ended December 31, 1996, the Company repurchased 17,000 shares of the Company's outstanding common stock. Repurchased shares are held as treasury shares and will be used for the issuance of shares in conjunction with the Stock Option Plan.

    During the three months ended March 31, 1997, the Company repurchased 22,600 shares of the Company's outstanding common stock. Repurchased shares are held as treasury shares and will be used for the issuance of shares in conjunction with the Stock
    Option Plan.

       FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND OPERATIONS

General:

    The Company's net earnings are dependent primarily on its net interest income, which is the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities, primarily deposits. Net interest income is determined by (i) the difference between the yield earned on interest earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest earning assets and interest-bearing liabilities. The Company's interest rate spread is also affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company's net earnings are also affected by the generation of non-interest income, which primarily consists of fees and service charges. In addition, net earnings are affected by the level of operating expenses and provisions for loan losses.

    The operations of financial institutions, including the Bank, are significantly affected by prevailing economic conditions, competition, regulatory policies, and the monetary and fiscal policies of the U.S. Government and government agencies. Lending activities are influenced by the demand for, and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of personal income and savings in the market area of the Bank.

Financial Condition:

     Total assets increased by $460,000, or 0.43%, from $107.26 million at September 30, 1996, to $107.72 million at March 31, 1997. The increase was primarily due to an increase in the investment portfolio of the Bank and loans receivable, net, offset by a decrease in cash and cash equivalents and a decrease in the mortgage-backed and related securities portfolio of the Bank. Cash and cash equivalents totaled $4.55 million at March 31,1997, a decrease of $138,000, or 2.95%, from September 30, 1996. The Company's investment portfolio increased $1.74 million, or 6.64%, from $26.16 million at September 30, 1996, to $27.90 million at March 31, 1997. The mortgage-backed and related securities portfolio decreased $1.16 million, or 5.59%, from $20.75 million at September 30, 1996, to $19.59 million at March 31, 1997. Loans receivable, net, increased $373,000, or 0.73%, from $51.00 million at September 30, 1996 to $51.38 million at March 31, 1997. This increase was due primarily to an increase in non-real estate lending activity. Other assets decreased by $337,000, or 35.33% from $954,000 at September 30, 1996 to $617,000 at March 31, 1997.

     Deposits increased by $620,000, or 0.77%, from $81.05 million at September 30, 1996, to $81.67 million at March 31,
1997.

     Borrowings increased $795,000, from $11.90 million at September 30, 1996, to $12.69 million at March 31, 1997. Federal Home Loan Bank advances increased $922,000 during the six month period ended March 31, 1997, while borrowings in the form of Repurchase Agreements decreased $127,000 during the same six month period.

     Stockholders' equity decreased during the six months ended March 31, 1997 by $286,000, or 2.32%, from $12.32 million at
September 30, 1996, to $12.04 million at March 31, 1997. The decrease was a result of a $30,000 increase in the unrealized loss, net of taxes, on the available for sale securities and $690,000 repurchase of the Company's common stock to be used for the issuance of shares in conjunction with the Stock Option Plan. These decreases were offset by an increase in net earnings of $325,000, and an increase of $109,000 in the earned management recognition plan shares and the employee stock ownership plan shares.

Net Earnings:

     Net earnings for the three months ended March 31, 1997, remained relatively unchanged from the three months ended March 31, 1996, increasing from $133,000 to $134,000, respectively. This increase was primarily the result of an increase in net interest income and non-interest income, offset by an increase in non-interest expense for the period. Net earnings for the six months ended March 31, 1997, increased $19,000, or 6.29%, compared to the six months ended March 31, 1996, from $306,000 to $325,000, respectively. This increase was primarily the result of an increase in net interest income and non-interest income, offset by an increase in non-interest expense for the period.

Net Interest Income:

     Net interest income increased by $17,000, or 2.00%, for the three months ended March 31, 1997, compared to the three months ended March 31, 1996. The Company increased its average interest earning assets by $8.26 million, or 8.72%, due primarily to the increase of leveraged borrowings, while the net interest margin decreased from 3.55% for the three months ended March 31, 1996, to 3.33% for the three months ended March 31, 1997. Net interest income increased by $15,000, or 0.88%, for the six months ended March 31, 1997, compared to the six months ended March 31, 1996. This increase was primarily due to an increase of $7.64 million in average interest earning assets and a decrease in net interest margin from 3.60% for the six months ended March 31, 1996, to 3.36% for the six months ended March 31, 1997.

Interest Income:

     Interest income increased by $136,000, or 7.54%, from $1.81 million for the three months ended March 31, 1996, to $1.94 million for the three months ended March 31, 1997. The increase in interest income is primarily a result of a $8.26 million increase in average interest earning assets offset by a decrease in the average yield on interest earning assets from 7.64% for the three months ended March 31, 1996, to 7.55% for the three months ended March 31, 1997. Interest income increased by $256,000, or 7.02%, from $3.64 million for the six months ended March 31, 1996, to $3.90 million for the three months ended March 31, 1997. The increase in interest income is primarily a result of a $7.64 million increase in average interest earning assets offset by a decrease in the average yield on interest earning assets from 7.70% for the six months ended March 31, 1996, to 7.62% for the six months ended March 31, 1997.

Interest Expense:

     Interest expense increased by $120,000, or 12.36%, from $967,000 for the three months ended March 31, 1996, to $1.09 million for the three months ended March 31, 1997. The increase in interest expense is primarily a result of a $10.59 million increase in average interest bearing liabilities along with a small decrease in the average cost of interest bearing liabilities from 4.61% for the three months ended March 31, 1996, to 4.60% for the three months ended March 31, 1997. Interest expense increased by $241,000, or 12.42%, from $1.94 million for the six months ended March 31, 1996, to $2.18 million for the six months ended March 31, 1997. The increase in interest expense is primarily a result of a $10.94 million increase in average interest bearing liabilities along with a small increase in the average cost of interest bearing liabilities from 4.64% for the six months ended March 31, 1996, to 4.65% for the six months ended March 31, 1997.

Provision for Losses on Loans:

     The Bank's provision for losses on loans remained unchanged at $0 for the three months ended March 31, 1996 and the three months ended March 31, 1997. The Bank's provision for losses on loans remained unchanged at $0 for the six months ended March 31, 1996 and the six months ended March 31, 1997. Adjustments to the Bank's provision for losses on loans is a result of management's evaluation of the loan portfolio.

Non-Interest Income:

     Total non-interest income increased by $46,000, or 45.47%, from $101,000 for the three months ended March 31, 1996, to $147,000 for the three months ended March 31, 1997. This increase was primarily for the following reasons: (i) a $26,000 increase in transaction account service fees; (ii) a $15,000 net increase in the gain on the sale of securities; and, (iii) a net increase of $5,000 in other non-interest income accounts. Total non-interest income increased by $82,000, or 38.88%, from $212,000 for the six months ended March 31, 1996, to $294,000 for the six months ended March 31, 1997. This increase was primarily for the following reasons: (i) a $51,000 increase in transaction account service fees; and (ii) a $31,000 net increase in the gain on the sale of securities.

Non-Interest Expense:

     Total non-interest expense increased by $60,000, or 8.40%, from $717,000 for the three months ended March 31, 1996, to $777,000 for the three months ended March 31, 1997. This increase was primarily for the following reasons: (i) compensation and employee benefits increased by $55,000 mainly due to a $15,000 increase in accruals for management bonus plans, a $7,500 increase in earned employee stock ownership plan shares priced above original cost, a $17,000 increase in conventions, meetings and travel expense with the remainder caused by normal employee pay raises and insurance benefits; (ii) a $42,000 decrease in federal deposit insurance premiums due to the capitalization of the SAIF fund at September 30, 1996; (iii) a $28,000 increase in advertising expense; (iv) a $17,000 decrease in legal and other professional fees; (v) $22,500 increase in the provision for loss on non-interest earning assets; and (vi) an increase of $13,500 in various other non-interest expense categories. Total non-interest expense increased by $61,000, or 4.35%, from $1.40 million for the six months ended March 31, 1996, to $1.46 million for the six months ended March 31, 1997. This increase was primarily for the following reasons: (1) compensation and employee benefits increased by $98,500 mainly due to a $25,000 increase in accruals for management bonus plans, a $13,000 increase in earned employee stock ownership shares priced above original cost, a $16,000 increase in conventions, meetings and travel expense with the remainder caused by normal employee pay raises and insurance benefits; (ii) a $5,000 increase in occupancy expense; (iii) a $51,000 decrease in federal deposit insurance premiums due to the capitalization of the SAIF fund at September 30, 1996; (iv) a $38,000 increase in advertising expense; (v) a $54,000 decrease in legal and other professional fees; (vi) $22,500 increase in the provision for loss on non-interest earning assets; and, (vii) an increase of $2,000 in various other non-interest expense categories.

Income Tax Expense:

     Income tax expense increased by $1,000, or 1.12%, from $92,000 for the three months ended March 31, 1996, to $93,000 for the three months ended March 31, 1997. This increase was primarily the result of increased pre-tax income for the three months ended March 31, 1997. Income tax expense increased by $17,000, or 8.16%, from $209,000for the six months ended March 31, 1996, to $226,000 for the six months ended March 31, 1997. This was primarily the result of increased pre-tax income for the six months ended March 31, 1997.

Liquidity and Capital Resources:

     The Company's primary source of funds for operations are deposits from its market area; principal and interest payments on loans, securities available for sale and securities held to maturity; proceeds from the sale or maturation of securities, advances from the FHLB of Des Moines, and retail repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

     The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the three months ended March 31, 1997, the Bank's loan originations and purchases totaled $4.08 million. The Company purchased investment securities and mortgage-backed and related securities during the three months ended March 31, 1997 of $4.59 million. During the six months ended March 31, 1997, the Bank's loan originations and purchases totaled $8.31 million. The Company purchased investment securities and mortgage-backed and related securities during the six months ended March 31, 1997 of $9.09 million.

     The primary financing activity of the Bank is the attraction of deposits. During the three months ended March 31, 1997, the Bank experienced a net decrease in deposits of $2.08 million. During the six months ended March 31, 1997, the Bank experienced a net increase in deposits of $620,000.

     The Bank has utilized retail repurchase agreements as a source of funding. At March 31, 1997, repurchase agreements totaled $4.83 million compared to $4.95 million at September 30, 1996.

     The Bank has the ability to borrow additional funds from the FHLB of Des Moines by pledging additional securities. At March 31, 1997, the Bank had an undrawn borrowing capacity with the FHLB for $14.33 million. At March 31, 1997, the Bank had borrowings outstanding from the FHLB of Des Moines for $7.87 million. Other sources of liquidity include the sale of securities held in the available for sale portfolio.

      The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5.00% and the short-term liquidity ratio is 1.00%. The Bank's average daily liquidity ratio for the month of March 1997 was 17.29% and its short-term liquidity for the same month was 10.50%.

     The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1997, cash and cash equivalents totaled $4.55 million.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 1997, the Bank had commitments to originate or purchase loans of $691,500. Certificates of deposits which are scheduled to mature in one year or less at March 31, 1997, totaled $29.00 million. Management believes that a significant portion of such deposits will remain with the Bank.

          FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION


ITEM 1: Legal Proceedings

         None.

ITEM 2: Changes in Securities

         Not Applicable.

ITEM 3: Defaults Upon Senior Securities

         Not Applicable.

ITEM 4: Submission of Matters to a Vote of Security Holders.

On January 21, 1997, the Annual Meeting of the Stockholders was held for the election of two directors of the Company. There were outstanding and entitled to vote 700,566 shares of the common stock of the Company.

There were represented at the Annual Meeting in person or by proxy the holders of 654,115 shares of the Company's common stock, representing 93.37% of the total votes eligible to be cast, constituting more than a majority of the outstanding shares entitled to vote.

The following is a record of the votes cast:

                                          Vote
                               -------------------------------
                                        Against or
                               For       withheld      Abstain
                               ---      ----------     -------
Election of directors:
   Walter R. Fankhanel         653,865     250          N/A
   James R. Sharp              653,865     250          N/A

ITEM 5: Other Information.

On May 12, 1997 the registrant announced that it is commencing a stock repurchase program to acquire up to 5% of the Company's outstanding common stock, or approximately 35,028 shares, over a twelve month period. The Company's press release is attached hereto as Exhibit 99.1 and incorporated by reference herein.

ITEM 6: Exhibits and Reports on Form 8-K.

(a)   Exhibits

      Exhibit 27    Financial Data Schedule
      Exhibit 99.1  Form of Press Release dated May 12, 1997

(b)   Form 8-K

On January 21, 1997, the Company filed a Current Report of Form
8-K announcing the change in Registrant's Certifying Accountant.

                    SIGNATURES
                    ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST FEDERAL BANCORPORATION
                                                                Registrant


Date: May 7, 1997        /s/ William R. Belford
      -----------        ----------------------
                         William R. Belford, President and Chief
                         Executive Officer (Duly Authorized
                         Officer)


Date: May 7, 1997        /s/ Dennis M. Vorgert
      -----------        ----------------------
                         Dennis M. Vorgert, Vice President
                         (Principal Financial Officer)