Form 10QSB
period 1997-06-30
FIRST FEDERAL BANCORPORATION /MN/
filed 1997-08-13
CIK 933461

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 _______________________________________

                           FORM 10-QSB

MARK ONE

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

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

                Yes (X)           No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                             Outstanding at June 30, 1997
-----                             -----------------------------
Common Stock, $.01 par value                596,488

                FIRST FEDERAL BANCORPORATION

                        CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements                         Page
                                                           ----
              Consolidated Balance Sheets at
                June 30, 1997 and September 30, 1996       3

              Consolidated Statements of Earnings for
                the Three Months Ended and Nine Months
                Ended June 30, 1997 and 1996               5

              Consolidated Statement of Stockholders'
                Equity for the Nine Months Ended
                June 30, 1997                              6

              Consolidated Statements of Cash Flows for
                the Nine Months Ended June 30, 1997 and
                1996                                       7

              Notes to Consolidated Financial Statements   9

     Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                11

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                           15

     Item 2:  Changes in Securities                       15

     Item 3:  Defaults Upon Senior Securities             15

     Item 4:  Submission of Matters to a Vote of
                Security Holders                          15

     Item 5:  Other Materially Important Events           15

     Item 6:  Exhibits and Reports on Form 8-K            15

     Signatures                                           16

                      PART 1 - FINANCIAL STATEMENTS
             FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                            June 30        September 30
                                              1997             1996
                                           ----------       ------------
               ASSETS
Cash                                       $  1,949,617    $  1,376,853
Interest-bearing deposits with banks          4,433,346       3,308,983
                                           ------------    ------------
        Cash and cash equivalents             6,382,963       4,685,836

Securities available for sale:
   Mortgage-backed and related securities
    (amortized cost of $19,016,271 and
    $20,128,368)                             18,793,520      19,903,383
   Other securities (amortized cost of
    $27,414,912 and $26,193,395)             27,752,590      26,162,483
                                           ------------    ------------
        Total securities available for sale  46,546,110      46,065,866
                                           ------------    ------------
Securities held to maturity:
   Mortgage-backed and related securities
     (estimated market value of $554,176
     and $852,113)                              551,420         845,605
                                           ------------    ------------
       Total securities held to maturity        551,420         845,605
                                           ------------    ------------
Loans receivable, net                        52,878,381      51,003,105
Federal Home Loan Bank stock, at cost           700,500         700,500
Foreclosed real estate, net                     246,559         193,823
Accrued interest receivable                     882,231         862,732
Premises and equipment, net                   1,865,615       1,944,754
Other assets                                    535,709         953,880
                                           ------------    ------------
        Total assets                       $110,589,488    $107,256,101
                                           ============    ============
    Liabilities and Stockholders' Equity

Deposits                                   $ 82,346,810    $ 81,046,519
Repurchase Agreements                         4,534,529       4,954,620
Federal Home Loan Bank Advances              10,257,893       6,943,258
Advance payments by borrowers for
 taxes and insurance                            106,422         156,730
Accrued interest payable                        591,821         587,779
Accrued SAIF assessment                               0         588,444
Accrued expenses and other liabilities          732,809         656,053
                                           ------------    ------------
        Total liabilities                    95,570,284      94,933,403

                                    (continued)

                                            June 30        September 30
                                              1997             1996
                                           ----------       ------------
Stockholders' Equity:
   Common stock ($.01 par value): authorized
     4,000,000 shares; issued 682,566 and
     700,566 shares in 1997 and 1996       $      6,826    $      7,006
   Additional paid-in capital                 6,235,144       6,372,253
   Retained earnings, subject to certain
     restrictions                             7,926,005       7,558,604
   Unrealized gain (loss) on securities
     available for sale, net of tax effect       67,807        (150,979)
   Unearned employee stock ownership plan
     shares                                    (500,250)       (552,000)
   Unearned shares management recognition
     plan                                      (306,942)       (377,775)
   Treasury stock, at cost, 86,078 and
     36,563 shares in 1997 and 1996          (1,409,386)       (534,411)
                                           ------------    ------------
         Total stockholders' equity          12,019,204      12,322,698
                                           ------------    ------------
         Total liabilities and stock-
          holders' equity                  $110,589,488    $107,256,101
                                           ============    ============

See accompanying notes to consolidated financial statements.

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNING
                              (Unaudited)

                                      Three Months Ended       Nine Months Ended
                                             June 30,               June 30,
                                      ---------------------    --------------------
                                         1997        1996        1997        1996
                                      ----------  ---------    --------    --------
Interest income:
   Loans receivable                   $1,159,908   $1,109,273  $3,474,931 $3,335,415
   Mortgage-backed and related
    securities                           317,896      359,267     968,730  1,062,480
   Other securities                      482,444      342,831   1,367,298    934,984
   Interest-bearing deposits with banks   11,672       39,937      35,689    136,280
   Other                                  12,225       12,192      36,641     37,795
                                      ----------   ----------  ---------- ----------
                                       1,984,145    1,863,500   5,883,289  5,506,954
                                      ----------   ----------  ---------- ----------
Interest expense:
   Deposits                              927,597      915,401   2,778,560  2,822,224
   Borrowings                            207,557       69,035     534,881     99,860
                                      ----------   ----------  ---------- ----------
                                       1,135,154      984,436   3,313,441  2,922,084
                                      ----------   ----------  ---------- ----------
      Net interest income                848,991      879,064   2,569,848  2,584,870
Provision for loan losses                      0            0           0          0
                                      ----------   ----------  ---------- ----------
      Net interest income after
       provision for loan losses         848,991      879,064   2,569,848  2,584,870
                                      ----------   ----------  ---------- ----------

Noninterest income:
   Fees and service charges              119,761      117,606     345,619    292,769
   Gain on sales of securities             2,215        2,211      35,875      5,037
   Gain on sales of foreclosed
     real estate                           7,129        3,464       8,589      4,781
   Other                                  11,616       36,276      44,420     68,511
                                      ----------   ----------  ---------- ----------
       Total noninterest income          140,721      159,557     434,503    371,098
                                      ----------   ----------  ---------- ----------
Noninterest expense:
   Compensation and employee benefits    377,068      345,132   1,161,323  1,030,911
   Occupancy                             129,419      125,524     383,688    374,881
   Federal deposit insurance premiums     13,476       55,826      72,395    165,619
   Data processing                        17,822       17,129      54,186     52,972
   Advertising                            35,005       28,693     113,182     68,978
   Other                                  98,015      119,185     349,474    400,566
                                      ----------   ----------  ---------- ----------
       Total noninterest expense         670,805      691,489   2,134,248  2,093,927
                                      ----------   ----------  ---------- ----------
       Earnings before income tax
         expense                         318,907      347,132     870,103    862,041
Income tax expense                       129,970      142,227     355,827    351,039
                                      ----------   ----------  ---------- ----------
Net earnings                          $  188,937   $  204,905  $  514,276 $  511,002
                                      ==========   ==========  ========== ==========
Earnings per common share and
   common share equivalents           $     0.33   $     0.27  $     0.87 $     0.66
                                      ----------   ----------  ---------- ----------
Weighted average number of common
   share equivalents outstanding         572,096      741,103     591,586    771,827
                                      ----------   ----------  ---------- ----------

See accompanying notes to consolidated financial statements.

                   FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                                      (Unaudited)

                                                                        Unrealized
                                                                       Gain (loss) on
                                                Additional              Securities
                                    Common      Paid-in     Retained    Available for
                                    Stock       Capital     Earnings    sale, net
                                    ------      ----------  --------    -------------
September 30, 1996                  $7,006       6,372,253   7,558,604    (150,979)

Net earnings                                                   514,276

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                  218,786

Purchase of treasury stock

Sale of treasury stock                                 (54)

Purchase and retirement of
  common stock                        (180)       (179,820)   (146,875)

Earned management recognition
 plan shares

Earned employee stock ownership
 plan shares                                        42,765
                                    ------      ----------  ----------   ---------
June 30, 1997                       $6,826       6,235,144   7,926,005      67,807
                                    ======      ==========  ==========   =========
                                    Unearned
                                    Shares      Unearned
                                    Employee    Shares
                                    Stock       Management                 Total
                                    Ownership   Recognition  Treasury   Stockholders'
                                    Plan        Plan         Stock          Equity
                                    ---------   -----------  ---------  -------------
September 30, 1996                  $(552,000)   (377,775)    (534,411)   12,322,698

Net earnings                                                                 514,276

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                    218,786

Purchase of treasury stock                                     (877,383)    (877,383)

Sale of treasury stock                                            2,408        2,354

Purchase and retirement of
  common stock                                                              (326,875)

Earned management recognition
 plan shares                                       70,833                     70,833

Earned employee stock ownership
 plan shares                           51,750                                 94,515
                                    ---------   ---------   -----------  -----------
June 30, 1997                       $(500,250)   (306,942)   (1,409,386)  12,019,204
                                    =========   =========   ===========  ===========

See accompanying notes to consolidated financial statements.

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)

                                                              Nine Months
                                                             Ended June 30,
                                                       ----------------------------
                                                          1997             1996
                                                       ----------       -----------
Operating activities:
  Net earnings                                         $   514,276     $   511,002
  Adjustments to reconcile net earnings to net
    cash provided (used) by operations:
      Provision for loan losses                                  0               0
      Depreciation                                         198,170          195,985
      Amortization of premium and discount, net             (6,819)          4,377
      Increase in accrued interest receivable              (19,499)        (18,658)
      Increase (decrease) in accrued interest payable        4,042         (12,517)
      FHLB stock dividend                                        0         (13,800)
      Gain on sale of securities                           (35,875)         (5,037)
      Gain on sale of foreclosed real estate                (8,589)         (4,781)
      Earned ESOP shares priced above original cost         42,765          19,297
      Decrease in Unearned ESOP Shares                      51,750          51,750
      Decrease in Unamortized Restricted Stock              70,833          70,833
      Decrease (increase) in other assets                  310,543         (25,093)
      (Decrease) increase in accrued expenses
        and other liabilities                             (511,688)          6,093
                                                       -----------     -----------
        Net cash provided by operating activities          609,909         616,451
                                                       -----------     -----------

Investing activities:
  Net increase in loans receivable                      (1,875,276)     (1,090,006)
  Purchases of:
    Other securities - available for sale              (10,752,822)    (14,674,529)
    Mortgage-backed & related securities -
      available for sale                                (1,887,486)     (4,518,974)
    Premises and equipment                                (119,031)        (60,599)
  Proceeds from sales of:
    Other securities - available for sale                  483,700         750,000
    Mortgage-backed & related securities -
      available for sale                                   160,979       1,184,785
    Mortgage-backed & related securities -
      held to maturity                                     209,867               0
  Proceeds from maturities or calls of:
    Other securities - available for sale                9,040,466       5,294,247
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                               2,852,953       2,911,682
    Mortgage-backed & related securities
      - held to maturity                                    83,927         203,968
  Net increase in foreclosed real estate                   (52,736)        (36,571)
                                                       -----------     -----------
        Net cash used by investing activities           (1,855,459)    (10,035,997)
                                                       -----------     -----------

                        (continued)

                                                              Nine Months
                                                             Ended June 30,
                                                       ----------------------------
                                                          1997             1996
                                                       ----------       -----------
Financing activities:
  Net increase (decrease) in deposits                 $1,300,291       $(2,200,123)
  Purchase of Treasury Stock, net                       (874,975)         (473,930)
  Purchase and retirement of common stock               (326,875)       (1,156,830)
  Decrease in advance payments by borrowers
    for taxes and insurance                              (50,308)          (12,384)
  Net increase in Federal Home Loan Bank advances      3,314,635         5,454,000
  (Decrease) increase in Repurchase Agreements          (420,091)        3,400,000
                                                      ----------       -----------
    Net cash provided by financing activities          2,942,677         5,010,733
                                                      ----------       -----------

    Increase (decrease) in cash and cash equivalents   1,697,127        (4,408,813)
Cash and cash equivalents, beginning of period         4,685,836        10,185,818
                                                      ----------       -----------
Cash and cash equivalents, end of period              $6,382,963       $ 5,777,005
                                                      ==========       ===========

Supplemental cash flow disclosures:
  Cash paid for interest                              $3,309,399       $ 2,934,601
  Cash paid for income taxes                             107,000           341,076

Supplemental noncash flow disclosures:
  Transfer of loans to real estate                    $  120,514       $    13,905

See accompanying notes to consolidated financial statements.

          FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                         (Unaudited)

                         June 30, 1997
(1) The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended September 30, 1996 of First Federal Bancorporation (the "Company"), as filed with the Securities and Exchange Commission. The September 30, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)  Basis of Preparation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The statements of earnings for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

(3)  Earnings Per Common Share and Common Share Equivalents

     Earnings per share are based upon the weighted average number of common shares and common share equivalents, if dilutive, outstanding during the period. The only common stock equivalents are stock options. The weighted average number of common stock equivalents is calculated using the treasury stock method. Net earnings per common share were calculated using 572,096 shares, and 591,586 shares, as the weighted average number of shares outstanding for the three month period and nine month period, respectively, ended June 30, 1997.

     The FASB has issued Statement No 128, Earnings per Share, which supercedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock intruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

     Because the Company has potential common stock outstanding (stock options to employees), the Company will be required to present basic and diluted earnings per share. The Company has not completed its analysis of the pro forma effects of this standard on reported earnings per share.

(4)  Regulatory Capital Requirements

     At June 30, 1997, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at June 30, 1997:

                                    Amount       Percent(1)
                                    ------       ----------
                                    (Dollar in Thousands)
     Tangible Capital:
          Actual                   $10,553            9.64%
          Required                   1,642            1.50
                                   -------            ----
          Excess                   $ 8,911            8.14%

     Core Capital:
          Actual                   $10,553            9.64%
          Required                   3,284            3.00
                                   -------            ----
          Excess                   $ 7,269            6.64%

     Risk-Based Capital:
          Actual                   $10,960           19.07%
          Required                   4,599            8.00
                                   -------           -----
          Excess                   $ 6,361           11.07%

_________________________
(1) Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

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

     During the three months ended June 30, 1997, the Company repurchased 10,087 shares of the Company's outstanding common stock. Repurchased shares are held as treasury shares and will be used for the issuance of shares in conjunction with the Stock Option plan.

     During the three months ended June 30, 1997, the Company sold 172 shares of its repurchased shares, held as treasury shares, upon the exercise of stock options.

     During the three months ended June 30, 1997, the Company approved a stock repurchase program to acquire up to 35,028 shares of the Company's common stock which represented 5.0% of the outstanding common stock. The Company repurchased 18,000 shares under this program during the three months ended June 30, 1997. The repurchased shares were retired by the Company.

              FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES

Item 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND OPERATIONS


General:

     The Company's net earnings are dependent primarily on its net interest income, which as the difference between interest earned on loans and investments, and the interest paid on interest-bearing liabilities, primarily deposits. Net interest income is determined by (i) the difference between the yield earned on interest earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest earning assets and interest-bearing liabilities. The Company's interest rate spread is also affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company's net earnings are also affected by the generation of non-interest income, which primarily consists of fees and service charges. In addition, net earnings are affected by the level of operating expenses and provisions for loan losses.

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

Financial Condition:

     Total assets increased by $3.33 million, or 3.11%, from $107.26 million at September 30, 1996, to $110.59 million at June 30, 1997. The increase was primarily due to an increase in net loans receivable, cash and cash equivalents and the other securities portfolio of the Bank, other than the mortgage-backed and related securities, offset by a decrease in the mortgage-backed and related securities portfolio of the Bank. Cash and cash equivalents totaled $6.38 million at June 30, 1997, an increase of $1.70 million, or 36.22%, from September 30, 1996. The Company's other securities portfolio increased $1.59 million, or 6.08%, from $26.16 million at September 30, 1996, to $27.75 million at June 30, 1997. The mortgage-backed and related securities portfolio decreased $1.40 million, or 6.77%, from $20.75 million at September 30, 1996, to $19.34 million at June 30, 1997. Net loans receivable increased $1.88 million, or 3.68%, from $51.00 million at September 30, 1996 to $52.88 million at June 30, 1997. This increase was due primarily to an increase in non-real estate lending activity. Other assets decreased by $418,000, or 43.84% from $954,000 at September 30, 1996 to $536,000 at June 30, 1997. The decrease was primarily due to a decrease in income tax related assets.

     Deposits increased by $1.30 million, or 1.60%, from $81.05 million at September 30, 1996, to $82.35 million at June 30,
1997.

     Borrowings increased $2.89 million, or 24.33%, from $11.90 million at September 30, 1996, to $14.79 million at June 30, 1997. Federal Home Loan Bank advances increased $3.31 million during the nine month period ended June 30, 1997, while borrowings in the form of Repurchase Agreements decreased $420,000 during the same nine month period.

     Stockholders' equity decreased during the nine months ended June 30, 1997 by $303,000, or 2.46%, from $12.32 million at
September 30, 1996, to $12.02 million at June 30, 1997. The decrease was primarily a result of an $875,000 net repurchase of the

Company's common stock to be used for the issuance of shares in conjunction with the Stock Option Plan, and a $327,000 repurchase and retirement of the Company's common stock. These decreases were offset by a $219,000 decrease in the unrealized loss, net of taxes, on the available for sale securities, net earnings of $514,000, and an increase of $165,000 in the earned management recognition plan shares and the employee stock ownership plan shares.

Net Earnings:

     Net earnings for the three months ended June 30, 1997, decreased $16,000, or 7.79%, from the three months ended June 30, 1996, from $205,000 to $189,000, respectively. This decrease was primarily the result of a decrease in net interest income and non-interest income, offset by a decrease in non-interest expense for the period. Net earnings for the nine months ended June 30, 1997, increased $3,000, or 0.64%, compared to the nine months ended June 30, 1996, from $511,000 to $514,000, respectively. This increase was primarily the result of an increase in non-interest income, offset by a decrease in net interest income and an increase in non-interest expense for the period.

Net Interest Income:

     Net interest income decreased by $30,000, or 3.42%, for the three months ended June 30, 1997, compared to the three months ended June 30, 1996. The Company increased its average interest earning assets by $5.73 million, or 5.81%, while the net interest margin decreased from 3.56% for the three months ended June 30, 1996, to 3.25% for the three months ended June 30, 1997. Net interest income decreased by $15,000, or 0.58%, for the nine months ended June 30, 1997, compared to the nine months ended June 30, 1996. This decrease was primarily due to an increase of $7.01 million in average interest earning assets and a decrease in net interest margin from 3.59% for the nine months ended June 30,1996, to 3.33% for the nine months ended June 30, 1997.

Interest Income:

     Interest income increased by $121,000, or 6.47%, from $1.86 million for the three months ended June 30, 1996, to $1.98 million for the three months ended June 30, 1997. The increase in interest income is primarily a result of a $5.73 million increase in average interest earning assets along with an increase in the average yield on interest earning assets from 7.56% for the three months ended June 30, 1996, to 7.60% for the three months ended June 30, 1997. Interest income increased by $376,000, or 6.83%, from $5.51 million for the nine months ended June 30, 1996, to $5.88 million for the nine months ended June 30, 1997. The increase in interest income is primarily a result of a $7.01 million increase in average interest earning assets offset by a decrease in the average yield on interest earning assets from 7.65% for the nine months ended June 30, 1996, to 7.62% for the nine months ended June 30, 1997.

Interest Expense:

     Interest expense increased by $151,000, or 15.31%, from $984,000 for the three months ended June 30, 1996, to $1.14 million for the three months ended June 30, 1997. The increase in interest expense is primarily a result of an $8.39 million increase in average interest bearing liabilities along with an increase in the average cost of interest bearing liabilities from 4.46% for the three months ended June 30, 1996, to 4.70% for the three months ended June 30, 1997. Interest expense increased by $391,000, or 11.81%, from $2.92 million for the nine months ended June 30, 1996, to $3.31 million for the nine months ended June 30, 1997. The increase in interest expense is primarily a result of a $9.62 million increase in average interest bearing liabilities along with an increase in the average cost of interest bearing liabilities from 4.58% for the nine months ended June 30, 1996, to 4.66% for the nine months ended June 30, 1997.

Provision for Losses on Loans:

     The Bank's provision for losses on loans remained unchanged at $0 for the three months ended June 30, 1996 and the three months ended June 30, 1997. The Bank's provision for losses on loans remained unchanged at $0 for the nine months ended June 30, 1996 and the nine months ended June 30, 1997. Adjustments to the Bank's provision for losses on loans is a result of management's evaluation of the loan portfolio.

Non-Interest Income:

     Total non-interest income decreased by $19,000, or 11.81%, from $160,000 for the three months ended June 30, 1996, to $141,000 for the three months ended June 30, 1997. This decrease was primarily due to a decrease in income from the sale of loans and credit life. Total non-interest income increased by $63,000, or 17.09%, from $371,000 for the nine months ended June 30, 1996, to $434,000 for the nine months ended June 30, 1997. This increase was primarily for the following reasons: (i) a $53,000 increase in transaction account service fees; (ii) a $31,000 net increase in the gain on the sale of securities; (iii) a $4,000 net increase in the gain on the sale of foreclosed real estate; and, (iv) a $25,000 decrease in income from the sale of loans and credit life.

Non-Interest Expense:

     Total non-interest expense decreased by $20,000, or 2.99%, from $691,000 for the three months ended June 30, 1996, to $671,000 for the three months ended June 30, 1997. This decrease was primarily for the following reasons: (i) compensation and employee benefits increased by $32,000 mainly due to a $10,000 increase in accruals for management bonus plans, a $10,000 increase in earned employee stock ownership plan shares priced above original cost with the remainder caused by normal employee pay raises and insurance benefits; (ii) a $42,000 decrease in federal deposit insurance premiums due to the capitalization of the SAIF fund at September 30, 1996; (iii) a $6,000 increase in advertising expense; (iv) a $28,000 decrease in legal and other professional fees; (v) $6,500 decrease in the provision for loss on non-interest earning assets; and (vi) an increase of $18,500 in various other non-interest expense categories. Total non-interest expense increased by $40,000, or 1.93%, from $2.09 million for the nine months ended June 30, 1996, to $2.13 million for the nine months ended June 30, 1997. This increase was primarily for the following reasons: (1) compensation and employee benefits increased by $130,500 mainly due to a $35,000 increase in accruals for management bonus plans, a $24,000 increase in earned employee stock ownership shares priced above original cost, an $11,000 increase in conventions, meetings and travel expense with the remainder caused by normal employee pay raises and insurance benefits; (ii) a $9,000 increase in occupancy expense; (iii) a $93,000 decrease in federal deposit insurance premiums due to the capitalization of the SAIF fund at September 30, 1996; (iv) a $44,000 increase in advertising expense; (v) a $82,500 decrease in legal and other professional fees; (vi) $16,000 increase in the provision for loss on non-interest earning assets; and, (vii) an increase of $16,000 in various other non-interest expense categories.

Income Tax Expense:

     Income tax expense decreased by $12,000, or 8.62%, from $142,000 for the three months ended June 30, 1996, to $130,000 for the three months ended June 30, 1997. This decrease was primarily the result of decreased pre-tax income for the three months ended June 30, 1997. Income tax expense increased by $5,000, or 1.37%, from $351,000 for the nine months ended June 30, 1996, to $356,000 for the nine months ended June 30, 1997. This was primarily the result of increased pre-tax income for the nine months ended June
30, 1997.

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

     The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the three months ended June 30, 1997, the Bank's loan originations and purchases totaled $6.14 million. The Company purchased investment securities and mortgage-backed and related securities during the three months ended June 30, 1997 of $3.55 million. During the nine months ended June 30, 1997, the Bank's loan originations and purchases totaled $14.44 million. The Company purchased investment securities and mortgage-backed and related securities during the nine months ended June 30, 1997 of $12.64 million.

     The primary financing activity of the Bank is the attraction of deposits. During the three months ended June 30, 1997, the Bank experienced a net increase in deposits of $680,000. During the nine months ended June 30, 1997, the Bank experienced a net increase in deposits of $1.30 million.

     The Bank has utilized retail repurchase agreements as a source of funding. At June 30, 1997, repurchase agreements totaled $4.53 million compared to $4.95 million at September 30, 1996.

     The Bank has the ability to borrow additional funds from the FHLB of Des Moines by pledging additional securities. At June 30, 1997, the Bank had an undrawn borrowing capacity with the FHLB for $14.49 million. At June 30, 1997, the Bank had borrowings outstanding from the FHLB of Des Moines for $10.26 million. Other sources of liquidity include the sale of securities held in the available for sale portfolio.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5.00% and the short-term liquidity ratio is 1.00%. The Bank's average daily liquidity ratio for the month of June
1997 was 17.10% and its short-term liquidity for the same month was 11.09%.

     The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 1997, cash and cash equivalents totaled $6.38 million.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 1997, the Bank had commitments to originate or purchase loans of $686,300. Certificates of deposits which are scheduled to mature in one year or less at June 30, 1997, totaled $30.19 million.
Management believes that a significant portion of such deposits will remain with the Bank.

         FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES

                 PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          Not Applicable.

ITEM 3:   Defaults Upon Senior Securities

          Not Applicable.

ITEM 4:   Submission of Matters to a Vote of Security Holders.

          None.

ITEM 5:   Other Information.

          On May 12, 1997 the registrant announced that it is commencing a stock repurchase program to acquire up to 5% of the Company's outstanding common stock, or approximately 35,028 shares, over a twelve month period.

ITEM 6:   Exhibits and Reports on Form 8-K.

          None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST FEDERAL BANCORPORATION
                                                                Registrant


Date: August 6, 1997     /s/ William R. Belford
      --------------     ----------------------
                         William R. Belford, President and Chief
                         Executive Officer (Duly Authorized
                         Officer)


Date: August 6, 1997     /s/ Dennis M. Vorgert
      --------------     ----------------------
                         Dennis M. Vorgert, Vice President
                         (Principal Financial Officer)