Form 10QSB/A
period 1997-06-30
FIRST FEDERAL BANCORPORATION /MN/
filed 1997-08-26
CIK 933461

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 _______________________________________

                           FORM 10-QSB/A

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
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                            June 30        September 30
                                              1997             1996
                                           ----------       ------------
               ASSETS
Cash                                       $  1,949,617    $  1,376,853
Interest-bearing deposits with banks          4,433,346       3,308,983
                                           ------------    ------------
        Cash and cash equivalents             6,382,963       4,685,836

Securities available for sale:
   Mortgage-backed and related securities
    (amortized cost of $19,016,271 and
    $20,128,368)                             18,793,520      19,903,383
   Other securities (amortized cost of
    $27,414,912 and $26,193,395)             27,752,590      26,162,483
                                           ------------    ------------
        Total securities available for sale  46,546,110      46,065,866
                                           ------------    ------------
Securities held to maturity:
   Mortgage-backed and related securities
     (estimated market value of $554,176
     and $852,113)                              551,420         845,605
                                           ------------    ------------
       Total securities held to maturity        551,420         845,605
                                           ------------    ------------
Loans receivable, net                        52,878,381      51,003,105
Federal Home Loan Bank stock, at cost           700,500         700,500
Foreclosed real estate, net                     246,559         193,823
Accrued interest receivable                     882,231         862,732
Premises and equipment, net                   1,865,615       1,944,754
Other assets                                    535,709         953,880
                                           ------------    ------------
        Total assets                       $110,589,488    $107,256,101
                                           ============    ============
    Liabilities and Stockholders' Equity

Deposits                                   $ 82,346,810    $ 81,046,519
Repurchase Agreements                         4,534,529       4,954,620
Federal Home Loan Bank Advances              10,257,893       6,943,258
Advance payments by borrowers for
 taxes and insurance                            106,422         156,730
Accrued interest payable                        591,821         587,779
Accrued SAIF assessment                               0         588,444
Accrued expenses and other liabilities          732,809         656,053
                                           ------------    ------------
        Total liabilities                    98,570,284      94,933,403

                                    (continued)

                                            June 30        September 30
                                              1997             1996
                                           ----------       ------------
Stockholders' Equity:
   Common stock ($.01 par value): authorized
     4,000,000 shares; issued 682,566 and
     700,566 shares in 1997 and 1996       $      6,826    $      7,006
   Additional paid-in capital                 6,235,144       6,372,253
   Retained earnings, subject to certain
     restrictions                             7,926,005       7,558,604
   Unrealized gain (loss) on securities
     available for sale, net of tax effect       67,807        (150,979)
   Unearned employee stock ownership plan
     shares                                    (500,250)       (552,000)
   Unearned shares management recognition
     plan                                      (306,942)       (377,775)
   Treasury stock, at cost, 86,078 and
     36,563 shares in 1997 and 1996          (1,409,386)       (534,411)
                                           ------------    ------------
         Total stockholders' equity          12,019,204      12,322,698
                                           ------------    ------------
         Total liabilities and stock-
          holders' equity                  $110,589,488    $107,256,101
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



Date: August 26, 1997     /s/ Dennis M. Vorgert
      --------------     ----------------------
                         Dennis M. Vorgert, Vice President
                         (Principal Financial Officer)