Form 10QSB/A
period 1997-06-30
FIRST FEDERAL BANCORPORATION /MN/
filed 1997-09-03
CIK 933461

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

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)

                                                              Nine Months
                                                             Ended June 30,
                                                       ----------------------------
                                                          1997             1996
                                                       ----------       -----------
Operating activities:
  Net earnings                                         $   514,276     $   511,002
  Adjustments to reconcile net earnings to net
    cash provided (used) by operations:
      Provision for loan losses                                  0               0
      Depreciation                                         198,170         195,985
      Amortization of premium and discount, net             (6,819)          4,377
      Increase in accrued interest receivable              (19,499)       (181,658)
      Increase (decrease) in accrued interest payable        4,042         (12,517)
      FHLB stock dividend                                        0         (13,800)
      Gain on sale of securities                           (35,875)         (5,037)
      Gain on sale of foreclosed real estate                (8,589)         (4,781)
      Earned ESOP shares priced above original cost         42,765          19,297
      Decrease in Unearned ESOP Shares                      51,750          51,750
      Decrease in Unamortized Restricted Stock              70,833          70,833
      Decrease (increase) in other assets                  310,543         (25,093)
      (Decrease) increase in accrued expenses
        and other liabilities                             (511,688)          6,093
                                                       -----------     -----------
        Net cash provided by operating activities          609,909         616,451
                                                       -----------     -----------

Investing activities:
  Net increase in loans receivable                      (1,875,276)     (1,090,006)
  Purchases of:
    Other securities - available for sale              (10,752,822)    (14,674,529)
    Mortgage-backed & related securities -
      available for sale                                (1,887,486)     (4,518,974)
    Premises and equipment                                (119,031)        (60,599)
  Proceeds from sales of:
    Other securities - available for sale                  483,700         750,000
    Mortgage-backed & related securities -
      available for sale                                   160,979       1,184,785
    Mortgage-backed & related securities -
      held to maturity                                     209,867               0
  Proceeds from maturities or calls of:
    Other securities - available for sale                9,040,466       5,294,247
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                               2,852,953       2,911,682
    Mortgage-backed & related securities
      - held to maturity                                    83,927         203,968
  Net increase in foreclosed real estate                   (52,736)        (36,571)
                                                       -----------     -----------
        Net cash used by investing activities           (1,855,459)    (10,035,997)
                                                       -----------     -----------

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

                         FIRST FEDERAL BANCORPORATION
                                                                Registrant



Date: September 3, 1997      /s/ Dennis M. Vorgert
      ------------------     ----------------------
                             Dennis M. Vorgert, Vice President
                             (Principal Financial Officer)