Form 10QSB
period 1997-12-31
FIRST FEDERAL BANCORPORATION /MN/
filed 1998-02-17
CIK 933461

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 _______________________________________

                           FORM 10-QSB

MARK ONE

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -------------

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

                Yes (X)           No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                             Outstanding at December 31, 1997
-----                             --------------------------------
Common Stock, $.01 par value                 998,275

                FIRST FEDERAL BANCORPORATION

                        CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements                           Page
                                                             ----
              Consolidated Balance Sheets at
                December 31, 1997 and September 30, 1996       3

              Consolidated Statements of Earnings for
                the Three Months Ended December 31, 1997
                and 1996                                       5

              Consolidated Statement of Stockholders'
                Equity for the Three Months Ended
                December 31, 1997                              6

              Consolidated Statements of Cash Flows for
                the Three Months Ended December 31, 1997 and
                1996                                           7

              Notes to Consolidated Financial Statements       9

     Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                    11

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                               15

     Item 2:  Changes in Securities                           15

     Item 3:  Defaults Upon Senior Securities                 15

     Item 4:  Submission of Matters to a Vote of
                Security Holders                              15

     Item 5:  Other Materially Important Events               15

     Item 6:  Exhibits and Reports on Form 8-K                15

     Signatures                                               16

                      PART 1 - FINANCIAL STATEMENTS
             FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                           December 31     September 30
                                              1997             1997
                                           ----------       ------------
               ASSETS
Cash                                       $  1,878,429    $  1,623,991
Interest-bearing deposits with banks          4,465,725       2,975,412
                                           ------------    ------------
        Cash and cash equivalents             6,344,154       4,599,403

Securities available for sale:
   Mortgage-backed and related securities
    (amortized cost of $18,035,486 and
    $18,826,523)                             18,119,296      18,834,293
   Other securities (amortized cost of
    $22,974,938 and $28,789,361)             22,954,959      28,756,991
                                           ------------    ------------
        Total securities available for sale  41,074,255      47,591,284
                                           ------------    ------------
Securities held to maturity:
   Mortgage-backed and related securities
     (estimated market value of $507,121
     and $535,513)                              502,394         529,964
   Other securities (estimated market
     value of $9,996,232 and $0               9,999,063               0
                                           ------------    ------------
       Total securities held to maturity     10,501,457         529,964
                                           ------------    ------------
Loans receivable, net                        55,339,912      53,588,542
Federal Home Loan Bank stock, at cost           851,100         700,500
Foreclosed real estate, net                      13,761         263,186
Accrued interest receivable                   1,026,438         886,263
Premises and equipment, net                   1,899,659       1,894,958
Other assets                                  1,787,026       1,437,938
                                           ------------    ------------
        Total assets                       $118,837,762    $111,492,038
                                           ============    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                   $ 84,379,265    $ 83,003,312
Repurchase Agreements                         2,948,447       4,696,904
Federal Home Loan Bank Advances              16,518,631       9,534,298
Advance payments by borrowers for
 taxes and insurance                            129,890         163,876
Accrued interest payable                        600,114         594,920
Accrued expenses and other liabilities        2,168,315       1,557,702
                                           ------------    ------------
        Total liabilities                   106,744,662      99,551,012

                                    (continued)

                                          December 31      September 30
                                              1997             1997
                                           ----------      ------------
Stockholders' Equity:
   Common stock ($.01 par value): authorized
     4,000,000 shares; issued 998,275 and
     1,008,849 shares                      $      9,983    $      6,726
   Additional paid-in capital                 6,054,206       6,109,390
   Retained earnings, subject to certain
     restrictions                             8,126,106       8,015,142
   Unrealized gain (loss) on securities
     available for sale, net of tax effect       37,661         (14,515)
   Unearned employee stock ownership plan
     shares                                    (465,750)       (483,000)
   Unearned shares management recognition
     plan                                      (259,720)       (283,331)
   Treasury stock, at cost, 129,117
     shares                                  (1,409,386)     (1,409,386)
                                           ------------    ------------
         Total stockholders' equity          12,093,100      11,941,026
                                           ------------    ------------
         Total liabilities and stock-
          holders' equity                  $118,837,762    $111,492,038
                                           ============    ============

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNING
                              (Unaudited)

                                      Three Months Ended
                                          December 31,
                                      ---------------------
                                         1997        1996
                                      ----------  ---------
Interest income:
   Loans receivable                   $1,247,320   $1,161,966
   Mortgage-backed and related
    securities                           305,844      332,759
   Other securities                      524,421      441,776
   Interest-bearing deposits with banks    2,009        5,865
   Other                                  12,919       12,326
                                      ----------   ----------
                                       2,092,513    1,954,692
                                      ----------   ----------
Interest expense:
   Deposits                              966,772      936,429
   Borrowings                            233,720      154,788
                                      ----------   ----------
                                       1,200,492    1,091,217
                                      ----------   ----------
      Net interest income                892,021      863,475
Provision for loan losses                 30,000            0
                                      ----------   ----------
      Net interest income after
       provision for loan losses         862,021      863,475
                                      ----------   ----------

Noninterest income:
   Fees and service charges              164,178      117,351
   Gain on sales of securities                 0       16,323
   (Loss) gain on sales of foreclosed
     real estate                         (35,113)         681
   Other                                  21,107       12,327
                                      ----------   ----------
       Total noninterest income          150,172      146,682
                                      ----------   ----------
Noninterest expense:
   Compensation and employee benefits    384,901      375,753
   Occupancy                             135,134      126,011
   Federal deposit insurance premiums     13,043       45,560
   Data processing                        19,069       19,063
   Advertising                            20,666       31,007
   Other                                  96,998       88,502
                                      ----------   ----------
       Total noninterest expense         669,811      685,896
                                      ----------   ----------
       Earnings before income tax
         expense                         342,382      324,261
Income tax expense                       128,634      132,860
                                      ----------   ----------
Net earnings                          $  213,748   $  191,401
                                      ==========   ==========
Earnings per share:
   Basic                              $     0.28   $     0.22
                                      ----------   ----------
   Diluted                            $     0.26   $     0.22
                                      ----------   ----------

                   FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                                      (Unaudited)

                                                                        Unrealized
                                                                       Gain (loss) on
                                                Additional              Securities
                                    Common      Paid-in     Retained    Available for
                                    Stock       Capital     Earnings    sale, net
                                    ------      ----------  --------    -------------
September 30, 1997                  $6,726       6,109,390   8,015,142     (14,515)

Net earnings                                                   213,748

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                   52,176

Stock split                          3,328          (4,165)

Purchase and retirement of
  common stock                         (71)        (70,210)   (102,784)

Earned management recognition
 plan shares

Earned employee stock ownership
 plan shares                                        19,191
                                    ------      ----------  ----------   ---------
December 31, 1997                   $9,983       6,054,206   8,126,106      37,661
                                    ======      ==========  ==========   =========
                                    Unearned
                                    Shares      Unearned
                                    Employee    Shares
                                    Stock       Management                 Total
                                    Ownership   Recognition  Treasury   Stockholders'
                                    Plan        Plan         Stock          Equity
                                    ---------   -----------  ---------  -------------
September 30, 1997                  $(483,000)   (283,331)  (1,409,386)   11,941,026

Net earnings                                                                 213,748

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                     52,176

Stock split                                                                     (837)

Purchase and retirement of
  common stock                                                              (173,065)

Earned management recognition
 plan shares                                       23,611                     23,611

Earned employee stock ownership
 plan shares                           17,250                                 36,441
                                    ---------   ---------   -----------  -----------
December 31, 1997                   $(465,750)   (259,720)   (1,409,386)  12,093,100
                                    =========   =========   ===========  ===========

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)

                                                              Three Months
                                                           Ended December 31,
                                                       ----------------------------
                                                          1997             1996
                                                       ----------       -----------
Operating activities:
  Net earnings                                         $   213,748     $   191,401
  Adjustments to reconcile net earnings to net
    cash provided (used) by operations:
      Provision for loan losses                             30,000               0
      Depreciation                                         102,750          66,470
      Amortization of premium and discount, net             (5,613)           (375)
      Increase in accrued interest receivable             (140,175)        (39,162)
      Increase (decrease) in accrued interest payable        5,194         (50,322)
      Gain on sale of securities                                 0         (16,323)
      Loss (gain) on sale of foreclosed real estate         35,113            (681)
      Earned ESOP shares priced above original cost         19,191          12,649
      Decrease in Unearned ESOP Shares                      17,250          17,250
      Decrease in Unamortized Restricted Stock              23,611          23,611
      Decrease (increase) in other assets                 (420,459)        287,431
      Increase (decrease) in accrued expenses
        and other liabilities                              610,613        (670,587)
                                                       -----------     -----------
        Net cash provided (used) by operating
          activities                                       491,223        (178,638)
                                                       -----------     -----------

Investing activities:
  Net increase in loans receivable                      (1,781,370)       (365,942)
  Purchases of:
    Other securities - available for sale               (1,752,954)     (4,000,270)
    Other securities - held to maturity                 (9,999,063)              0
    Mortgage-backed & related securities -
      available for sale                                  (787,709)       (493,145)
    FHLB stock                                            (150,600)              0
    Premises and equipment                                (107,451)        (38,922)
  Proceeds from sales of:
    Other securities - available for sale                        0               0
    Mortgage-backed & related securities -
      available for sale                                         0          170,929
    Mortgage-backed & related securities -
      held to maturity                                           0          213,257
  Proceeds from maturities or calls of:
    Other securities - available for sale                7,567,116       3,529,309
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                               1,584,841         843,640
    Mortgage-backed & related securities
      - held to maturity                                    27,352          50,560
  Net decrease (increase) in foreclosed real
    estate                                                 249,425             (63)
                                                       -----------     -----------
        Net cash used by investing activities           (5,150,413)        (90,647)
                                                       -----------     -----------

                        (continued)

                                                             Three Months
                                                           Ended December 31,
                                                       ----------------------------
                                                          1997             1996
                                                       ----------       -----------
Financing activities:
  Net increase in deposits                           $ 1,375,953       $ 2,703,614
  Purchase of Treasury Stock, net                              0          (282,500)
  Purchase and retirement of common stock               (173,065)                0
  Purchase of fractional shares on stock split              (837)                0
  Decrease in advance payments by borrowers
    for taxes and insurance                              (33,986)          (49,342)
  Net increase (decrease) in Federal Home
    Loan Bank advances                                 6,984,333           (50,386)
  (Decrease) increase in Repurchase Agreements        (1,748,457)          445,380
                                                     -----------       -----------
    Net cash provided by financing activities          6,403,941         2,766,766
                                                     -----------       -----------

    Increase in cash and cash equivalents              1,744,751         2,497,481
Cash and cash equivalents, beginning of period         4,599,403         4,685,836
                                                     -----------       -----------
Cash and cash equivalents, end of period             $ 6,344,154       $ 7,183,317
                                                      ==========       ===========

Supplemental cash flow disclosures:
  Cash paid for interest                             $ 1,195,298       $ 1,141,539
  Cash paid for income taxes                             140,000            85,000


          FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                         (Unaudited)

                         December 31, 1997

(1) The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended September 30, 1997 of First Federal
Bancorporation (the "Company"), as filed with the Securities and Exchange Commission. The September 30,
1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)   Basis of Preparation

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The statements of earnings for the three month period ended December 31, 1997 is not necessarily indicative of the results which may be expected for the entire year.


(3)  Earnings Per Common Share and Common Share Equivalents

    The FASB has issued Statement No 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

    The Company initially applied Statement No. 128 for the three months ended December 31, 1997 and (as required by the Statement) has restated all per share information for the prior years to conform to the Statement.

    Following is information about the computation of the earnings per share data for the three months ended December 31, 1997 and 1996:

                                                    Three months ended                 Three months ended
                                                    December 31, 1997                  December 31, 1996
                                            ----------------------------      --------------------------------
                                                                   Per Share                          Per Share
                                            Numerator Denominator   Amount     Numerator  Denominator  Amount
                                            --------------------------------   --------------------------------
Basic earnings per share, income
  available to common stockholders          $213,748   770,426      $0.28      $191,401   854,270     $0.22
                                                                    =====                             =====
Effect of dilutive securities:
  MRP shares                                            15,291                              7,610
  Stock options                                         48,576                             16,646
                                                       -------                            -------
  Diluted earnings per share,
     income available to common
     stockholders                           $213,748   834,293       $0.26     $191,401   878,526     $0.22
                                            --------   -------       -----     --------   -------     -----

(4)  Regulatory Capital Requirements

    At December 31, 1997, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at December
31, 1997:

                                    Amount       Percent(1)
                                    ------       ----------
                                    (Dollar in Thousands)
     Tangible Capital:
          Actual                   $10,953            9.27%
          Required                   1,771            1.50
                                   -------            ----
          Excess                   $ 9,182            7.77%

     Core Capital:
          Actual                   $10,953            9.27%
          Required                   3,541            3.00
                                   -------            ----
          Excess                   $ 7,412            6.27%

     Risk-Based Capital:
          Actual                   $11,393           18.78%
          Required                   4,851            8.00
                                   -------           -----
          Excess                   $ 6,542           10.78%

_________________________
(1) Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

(5) Stockholders' Equity

    During the three months ended December 31, 1997, the Company repurchased 7,028 shares under the Company's repurchase program which was approved on May 12, 1997. This purchase completed that repurchase program. The repurchased shares were retired by the Company.

    On December 18, 1997, the Company paid a three for two stock split in the form of a 50% stock dividend to stockholders of record as of December 5, 1997. Share and per share amounts have been adjusted to give affect to the three for two stock split as of October 1, 1996.

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

Year 2000 Issues:

    The Company's Year 2000 Action Plan was presented to the Board of Directors on September 24, 1997. The Year 2000 Plan includes the following phases: awareness, assessment, upgrading, implementation and testing. The Year 2000 Project Team, currently in the assessment phase, has determined that the main operating system and the teller system must be upgraded or replaced. The Year 2000 Team is evaluating new systems which are Year 2000 compliant. Based upon current findings, the Company has estimated $300,000 for capital expenditures in Fiscal 1998 relating to Year 2000 software and hardware issues. The Year 2000 Plan is scheduled for completion by December 31, 1998 with progress reported to the Board of Directors.

Financial Condition:

    Total assets increased by $7.35 million, or 6.58%, from $111.49 million at September 30, 1997, to $118.84 million at December
31, 1997. The increase was primarily due to an increase in net loans receivable, cash and cash equivalents and the other securities portfolio of the Bank, other than the mortgage-backed and related securities, partially offset by a decrease in the mortgage-backed and related securities portfolio of the Bank. Cash and cash equivalents totaled $6.34 million at December 31, 1997, an increase of $1.74 million, or 37.93%, from September 30, 1997. The Company's other securities portfolio increased $4.20 million, or 14.59%, from $28.75 million at September 30, 1997, to $32.95 million at December 31, 1997.
Other securities held-to-maturity increased to $10.0 million at December 31, 1997. The Bank purchased callable fixed rate agency bonds with maturity dates of up to 10 years with proceeds of Federal Home Loan Bank advances. The maturity dates on the advances coincide with the call dates of the bonds. The Bank has the ability and the intent to hold these bonds to maturity, accordingly, the Bank has classified these bonds as 'Held-to-Maturity. The mortgage-backed and related securities portfolio decreased $740,000, or 3.83%, from $19.36 million at September
30, 1997, to $18.62 million at December 31, 1997. Net loans receivable increased $1.75 million, or 3.26%, from $53.59 million at September 30, 1997 to $55.34 million at December 31, 1997. This increase was due primarily to an increase in residential real estate lending activity. Other assets increased by $350,000, or 24.27% from $1.44 million at September 30, 1997 to $1.79 million at December 31, 1997. The increase was primarily due to an increase in assets held in trust to settle obligations under various compensation arrangements.

    Deposits increased by $1.38 million, or 1.65%, from $83.00 million at September 30, 1997, to $84.38 million at December 31,
1997.

    Borrowings increased $5.24 million, or 36.79%, from $14.23 million at September 30, 1997, to $19.47 million at December 31, 1997. Federal Home Loan Bank advances increased $6.99 million during the three month period ended December 31, 1997. The increase in Federal Home Loan Bank advances was primarily used for the purchase of callable fixed rate agency bonds accounted for as 'Held-to-Maturity' securities. Borrowings in the form of repurchase agreements decreased $1.75 million during the same three month period.

    Stockholders' equity increased during the three months ended December 31, 1997 by $150,000, or 1.27%, from $11.94 million at
September 30, 1997, to $12.09 million at December 31, 1997. The increase was primarily a result of net earnings of $214,000, a $52,000 in the unrealized gain, net of taxes, on the available for sale securities and an increase of $60,000 in the earned management recognition plan shares and the employee stock ownership plan shares. This increase was offset by a $173,000 repurchase and retirement of the Company's common stock.

Net Earnings:

    Net earnings for the three months ended December 31, 1997, increased $22,000, or 11.67%, from the three months ended December 31, 1996, from $192,000 to $214,000, respectively. This increase was primarily the result of an increase in net interest income and non-interest income, along with a decrease in non-interest expense, offset by an increase in the provision for loan loss during the period.

Net Interest Income:

    Net interest income increased by $29,000, or 3.30%, for the three months ended December 31, 1997, compared to the three months ended December 31, 1996. The Company increased its average interest earning assets by $6.29 million, or 6.18%, due primarily to the increase in leveraged borrowings, while the net interest margin decreased from 3.40% for the three months ended December 31, 1996, to 3.28% for the three months ended December 31, 1997.

Interest Income:

    Interest income increased by $138,000, or 7.05%, from $1.95 million for the three months ended December 31, 1996, to $2.09 million for the three months ended December 31, 1997. The increase in interest income is primarily a result of a $6.29 million increase in average interest earning assets. There was no change in the average yield on interest earning assets between periods.

Interest Expense:

    Interest expense increased by $109,000, or 10.01%, from $1.09 million for the three months ended December 31, 1996, to $1.20 million for the three months ended December 31, 1997. The increase in interest expense is primarily a result of a $6.69 million increase in average interest bearing liabilities along with an increase in the average cost of interest bearing liabilities from 4.69% for the three months ended December 31, 1996, to 4.78% for the three months ended December 31, 1997.

Provision for Loan Losses:

    The Bank's provision for loan losses increased $30,000 for the three months ended December 31, 1997 over the three months ended December 31, 1996. Adjustments to the Bank's provision for loan losses is a result of management's ongoing evaluation of the loan portfolio.

Non-Interest Income:

    Total non-interest income increased by $3,500, or 2.37%, from $146,500 for the three months ended December 31, 1996, to $150,000 for the three months ended December 31, 1997. This increase was primarily due to a $46,800 increase in fees and service charges and an $8,800 increase in other non-interest income, primarily a reduction in expenses related to real estate owned operations, offset by a $52,100 decrease in the net gains on the sales of securities and foreclosed real estate.

Non-Interest Expense:

    Total non-interest expense decreased by $16,000, or 2.34%, from $686,000 for the three months ended December 31, 1996, to $670,000 for the three months ended December 31, 1997. This decrease was primarily for the following reasons: (i) a $32,500 decrease in federal deposit insurance premiums, (ii) a $10,000 decrease in advertising expenses and (iii) a $7,600 decrease in professional fees. These decreases were offset by (i) a $9,200 increase in compensation and employee benefits, mainly due to an increase in earned employee stock ownership plan shares priced above original cost; (ii) a $9,200 increase in occupancy expense and (iii) a $15,700 increase in various other non-interest expense categories.

Income Tax Expense:

    Income tax expense decreased by $4,000, or 3.18%, from $133,000 for the three months ended December 31, 1996, to $129,000 for the three months ended December 31, 1997.

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

    The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the three months ended December 31, 1997, the Bank's loan originations and purchases totaled $6.92 million. The Company purchased investment securities and mortgage-backed and related securities during the three months ended December 31, 1997 of $12.54 million. Other securities held-to-maturity increased to $10.0 million at December 31, 1997. The Bank purchased callable fixed rate agency bonds with maturity dates of up to 10 years with proceeds of Federal Home Loan Bank advances. The maturity dates on the advances coincide with the call dates of the bonds. The Bank has the ability and the intent to hold these bonds to maturity, accordingly, the Bank has classified these bonds as 'Held-to-Maturity.

    The primary financing activity of the Bank is the attraction of deposits and secured borrowings. During the three months ended
December 31, 1997, the Bank experienced a net increase in deposits of $1.38 million.

    The Bank has utilized retail repurchase agreements as a source of funding. At December 31, 1997, repurchase agreements totaled
$2.95 million compared to $4.70 million at September 30, 1997.

    The Bank has the ability to borrow additional funds from the FHLB of Des Moines by pledging additional securities. At December 31, 1997, the Bank had an undrawn borrowing capacity with the FHLB for $4.41 million. At December 31, 1997, the Bank had borrowings outstanding from the FHLB of Des Moines for $16.52 million. The increase in Federal Home Loan Bank advances was primarily used for the purchase of callable fixed rate agency bonds accounted for as 'Held-to-Maturity' securities. Other sources of liquidity include the sale of securities held in the available for sale portfolio.

    The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4.00%. The Bank's average daily liquidity ratio for the month of December 31, 1997 was 31.13%.

    The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1997, cash and cash equivalents totaled $6.34 million.

    The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 1997, the Bank had commitments to originate or purchase loans of $955,000. Certificates of deposits which are scheduled to mature in one year or less at December 31, 1997, totaled $33.13 million. Management believes that a significant portion of such deposits will remain with the Bank.

         FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES

                 PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          Not Applicable.

ITEM 3:   Defaults Upon Senior Securities

          Not Applicable.

ITEM 4:   Submission of Matters to a Vote of Security Holders.

          None.

ITEM 5:   Other Information.


ITEM 6:   Exhibits and Reports on Form 8-K.

          Exhibit 27 - Financial Data Schedule

          On November 18, 1997 the registrant's Board of
          Directors approved a 3-for-2 common stock split in the form of a 50% stock dividend. The common stock split was distributed December 18, 1997, to stockholders of record as of December 5, 1997.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST FEDERAL BANCORPORATION
                                                                Registrant


Date: February 8, 1998   /s/ William R. Belford
      -----------------  ----------------------
                         William R. Belford, President and Chief
                         Executive Officer (Duly Authorized
                         Officer)


Date: February 8, 1998   /s/ Dennis M. Vorgert
      ----------------   ----------------------
                         Dennis M. Vorgert, Vice President
                         (Principal Financial Officer)