Form 10QSB
period 1998-03-31
FIRST FEDERAL BANCORPORATION /MN/
filed 1998-05-13
CIK 933461

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 _______________________________________

                           FORM 10-QSB

MARK ONE

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Class                             Outstanding at March 31, 1998
-----                             --------------------------------
Common Stock, $.01 par value                 998,275

                FIRST FEDERAL BANCORPORATION

                        CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements                           Page
                                                             ----
              Consolidated Balance Sheets at
                March 31, 1998 and September 30, 1996          3

              Consolidated Statements of Earnings for
                the Three Months and Six Months Ended
                March 31, 1998 and 1997                        5

              Consolidated Statement of Stockholders'
                Equity for the Six Months Ended
                March 31, 1998                                 6

              Consolidated Statements of Cash Flows for
                the Six Months Ended March 31, 1998 and
                1997                                           7

              Notes to Consolidated Financial Statements       9

     Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                    11

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                               16

     Item 2:  Changes in Securities                           16

     Item 3:  Defaults Upon Senior Securities                 16

     Item 4:  Submission of Matters to a Vote of
                Security Holders                              16

     Item 5:  Other Materially Important Events               16

     Item 6:  Exhibits and Reports on Form 8-K                16

     Signatures                                               17

                      PART 1 - FINANCIAL STATEMENTS
             FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                            March 31       September 30
                                              1998             1997
                                           ----------       ------------
               ASSETS
Cash                                       $  1,602,035    $  1,623,991
Interest-bearing deposits with banks          3,160,258       2,975,412
                                           ------------    ------------
        Cash and cash equivalents             4,762,293       4,599,403

Securities available for sale:
   Mortgage-backed and related securities
    (amortized cost of $19,277,740 and
    $18,826,523)                             19,339,790      18,834,293
   Other securities (amortized cost of
    $18,843,187 and $28,789,361)             18,857,691      28,756,991
                                           ------------    ------------
        Total securities available for sale  38,197,481      47,591,284
                                           ------------    ------------
Securities held to maturity:
   Mortgage-backed and related securities
     (estimated market value of $473,087
     and $535,513)                              470,671         529,964
   Other securities (estimated market
     value of $10,471,480 and $0             10,497,849               0
                                           ------------    ------------
       Total securities held to maturity     10,968,520         529,964
                                           ------------    ------------
Loans receivable, net                        53,653,381      53,588,542
Federal Home Loan Bank stock, at cost           851,100         700,500
Foreclosed real estate, net                         643         263,186
Accrued interest receivable                     833,528         886,263
Premises and equipment, net                   1,873,505       1,894,958
Other assets                                  2,019,027       1,437,938
                                           ------------    ------------
        Total assets                       $113,159,478    $111,492,038
                                           ============    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                   $ 83,035,031    $ 83,003,312
Repurchase Agreements                         2,385,029       4,696,904
Federal Home Loan Bank Advances              12,996,890       9,534,298
Advance payments by borrowers for
 taxes and insurance                            152,981         163,876
Accrued interest payable                        590,293         594,920
Accrued expenses and other liabilities        1,669,193       1,557,702
                                           ------------    ------------
        Total liabilities                   100,829,417      99,551,012

                                    (continued)

                                            March 31       September 30
                                              1998             1997
                                           ----------       ------------
Stockholders' Equity:
   Common stock ($.01 par value): authorized
     4,000,000 shares; issued 998,275 and
     1,008,849 shares                      $      9,983    $      6,726
   Additional paid-in-capital                 6,074,582       6,109,390
   Retained earnings, subject to certain
     restrictions                             8,294,324       8,015,142
   Unrealized gain (loss) on securities
     available for sale, net of tax effect       45,167         (14,515)
   Unearned employee stock ownership plan
     shares                                    (448,500)       (483,000)
   Unearned shares management recognition
     plan                                      (236,109)       (283,331)
   Treasury stock, at cost, 129,117
     shares                                  (1,409,386)     (1,409,386)
                                           ------------    ------------
         Total stockholders' equity          12,330,061      11,941,026
                                           ------------    ------------
         Total liabilities and stock-
          holders' equity                  $113,159,478    $111,492,038
                                           ============    ============

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNING
                              (Unaudited)

                                      Three Months Ended        Six Months Ended
                                          March 31,                 March 31,
                                      ---------------------    --------------------
                                         1998        1997        1998        1997
                                      ----------  ---------    --------    --------
Interest income:
   Loans receivable                   $1,208,727   $1,153,057  $2,456,047 $2,315,023
   Mortgage-backed and related
    securities                           297,339      318,075     603,183    650,834
   Other securities                      578,904      443,078   1,103,325    884,854
   Interest-bearing deposits with banks   20,785       18,152      22,794     24,017
   Other                                  13,641       12,090      26,560     24,416
                                      ----------   ----------  ---------- ----------
                                       2,119,396    1,944,452   4,211,909  3,899,144
                                      ----------   ----------  ---------- ----------
Interest expense:
   Deposits                              933,366      914,534   1,900,138  1,850,963
   Borrowings                            263,899      172,536     497,619    327,324
                                      ----------   ----------  ---------- ----------
                                       1,197,265    1,087,070   2,397,757  2,178,287
                                      ----------   ----------  ---------- ----------
      Net interest income                922,131      857,382   1,814,152  1,720,857
Provision for loan losses                 30,500            0      60,500          0
                                      ----------   ----------  ---------- ----------
      Net interest income after
       provision for loan losses         891,631      857,382   1,753,652  1,720,857
                                      ----------   ----------  ---------- ----------

Noninterest income:
   Fees and service charges              139,736      108,507     303,914    225,858
   Gain on sales of securities                 0       17,337           0     33,660
   (Loss) gain on sales of foreclosed
     real estate                             508          779     (34,605)     1,460
   Other                                   9,189       20,477      30,296     32,804
                                      ----------   ----------  ---------- ----------
       Total noninterest income          149,433      147,100     299,605    293,782
                                      ----------   ----------  ---------- ----------

Noninterest expense:
   Compensation and employee benefits    432,117      408,502     817,018    784,255
   Occupancy                             123,659      128,258     258,793    254,269
   Federal deposit insurance premiums     13,098       13,359      26,141     58,919
   Data processing                        20,616       17,301      39,685     36,364
   Advertising                            28,224       47,170      48,890     78,177
   Other                                 157,942      162,957     254,940    251,459
                                      ----------   ----------  ---------- ----------
       Total noninterest expense         775,656      777,547   1,445,467  1,463,443
                                      ----------   ----------  ---------- ----------
       Earnings before income tax
         expense                         265,408      226,935     607,790    551,196
Income tax expense                        97,190       92,997     225,824    225,857
                                      ----------   ----------  ---------- ----------
Net earnings                          $  168,218   $  133,938  $  381,966 $  325,339
                                      ==========   ==========  ========== ==========
Earnings per share:
   Basic                              $     0.22   $     0.16  $     0.50 $     0.39
                                      ----------   ----------  ---------- ----------
   Diluted                            $     0.20   $     0.16  $     0.46 $     0.37
                                      ----------   ----------  ---------- ----------

                   FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                                      (Unaudited)

                                                                        Unrealized
                                                                       Gain (loss) on
                                                Additional              Securities
                                    Common      Paid-in     Retained    Available for
                                    Stock       Capital     Earnings    sale, net
                                    ------      ----------  --------    -------------
September 30, 1997                  $6,726       6,109,390   8,015,142     (14,515)

Net earnings                                                   381,966

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                   59,682

Stock split                          3,328          (4,165)

Purchase and retirement of
  common stock                         (71)        (70,210)   (102,784)

Earned management recognition
 plan shares

Earned employee stock ownership
 plan shares                                        39,567
                                    ------      ----------  ----------   ---------
March 31, 1998                      $9,983       6,074,582   8,294,324      45,167
                                    ======      ==========  ==========   =========
                                    Unearned
                                    Shares      Unearned
                                    Employee    Shares
                                    Stock       Management                 Total
                                    Ownership   Recognition  Treasury   Stockholders'
                                    Plan        Plan         Stock          Equity
                                    ---------   -----------  ---------  -------------
September 30, 1997                  $(483,000)   (283,331)  (1,409,386)   11,941,026

Net earnings                                                                 381,966

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                     59,682

Stock split                                                                     (837)

Purchase and retirement of
  common stock                                                              (173,065)

Earned management recognition
 plan shares                                       47,222                     47,222

Earned employee stock ownership
 plan shares                           34,500                                 74,067
                                    ---------   ---------   -----------  -----------
March 31, 1998                      $(448,500)   (236,109)   (1,409,386)  12,330,061
                                    =========   =========   ===========  ===========

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)

                                                               Six Months
                                                             Ended March 31,
                                                       ----------------------------
                                                          1998             1997
                                                       ----------       -----------
Operating activities:
  Net earnings                                         $   381,966     $   325,339
  Adjustments to reconcile net earnings to net
    cash provided (used) by operations:
      Provision for loan losses                             60,500               0
      Depreciation                                         164,509         132,232
      Amortization of premium and discount, net            (52,130)         (2,880)
      Decrease (increase) in accrued interest
        receivable                                          52,735         (34,144)
      Increase (decrease) in accrued interest payable       (4,627)        (14,386)
      Gain on sale of securities                                 0         (33,660)
      Loss (gain) on sale of foreclosed real estate         34,605          (1,460)
      Earned ESOP shares priced above original cost         39,567          27,240
      Decrease in Unearned ESOP Shares                      34,500          34,500
      Decrease in Unamortized Restricted Stock              47,222          47,222
      (Increase) decrease in other assets                 (622,561)        393,550
      Increase (decrease) in accrued expenses
        and other liabilities                              111,491        (681,038)
                                                       -----------     -----------
        Net cash provided (used) by operating
          activities                                       247,777         192,515
                                                       -----------     -----------

Investing activities:
  Net increase in loans receivable                        (125,339)       (373,427)
  Purchases of:
    Other securities - available for sale               (4,761,685)     (7,748,892)
    Other securities - held to maturity                (14,997,813)              0
    Mortgage-backed & related securities -
      available for sale                                (3,296,117)     (1,337,759)
    FHLB stock                                            (150,600)              0
    Premises and equipment                                (143,056)        (52,512)
  Proceeds from sales of:
    Other securities - available for sale                        0         235,163
    Mortgage-backed & related securities -
      available for sale                                         0         160,979
    Mortgage-backed & related securities -
      held to maturity                                           0         209,867
  Proceeds from maturities or calls of:
    Other securities - available for sale               14,717,664       5,810,991
    Other securities - held to maturity                  4,500,000               0
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                               2,887,703       1,982,447
    Mortgage-backed & related securities
      - held to maturity                                    58,779          60,296
  Net decrease (increase) in foreclosed real
    estate                                                 227,938         (30,239)
                                                       -----------     -----------
        Net cash used by investing activities           (1,082,526)     (1,083,086)
                                                       -----------     -----------

                                                                Six Months
                                                              Ended March 31,
                                                       ----------------------------
                                                          1998             1997
                                                       ----------       -----------
Financing activities:
  Net increase in deposits                           $    31,719       $   620,235
  Purchase of Treasury Stock, net                              0          (689,920)
  Purchase and retirement of common stock               (173,065)                0
  Purchase of fractional shares on stock split              (837)                0
  (Decrease) increase in advance payments by
    borrowers for taxes and insurance                    (10,895)           26,970
  Net increase in Federal Home Loan Bank advances      3,462,592           992,160
  Decrease in Repurchase Agreements                   (2,311,875)         (127,131)
                                                     -----------       -----------
    Net cash provided by financing activities            997,639           752,314
                                                     -----------       -----------

    Increase (decrease) in cash and cash
      equivalents                                        162,890          (138,257)
Cash and cash equivalents, beginning of period         4,599,403         4,685,836
                                                     -----------       -----------
Cash and cash equivalents, end of period             $ 4,762,293       $ 4,547,579
                                                      ==========       ===========

Supplemental cash flow disclosures:
  Cash paid for interest                             $ 2,402,384       $ 2,192,673
  Cash paid for income taxes                             427,000            85,000

Supplemental noncash flow disclosures:
  Transfer of loans to real estate                   $         0       $    43,700

          FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                         (Unaudited)

                         March 31, 1998

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

(2)  Basis of Preparation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The statements of earnings for the three and six month period ended March
     31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

     Following is information about the computation of the earnings per share data for the three months ended March
     31, 1998 and 1997:

                                                    Three months ended                 Three months ended
                                                       March 31, 1998                    March 31, 1997
                                            ----------------------------      --------------------------------
                                                                   Per Share                          Per Share
                                            Numerator Denominator   Amount     Numerator  Denominator  Amount
                                            --------------------------------   --------------------------------
Basic earnings per share, income
  available to common stockholders          $168,218   769,568      $0.22      $133,938   825,361     $0.16
                                                                    =====                             =====
Effect of dilutive securities:
  MRP shares                                            16,856                             10,536
  Stock options                                         54,101                             24,626
                                            --------   -------                 --------   -------
  Diluted earnings per share,
     income available to common
     stockholders                           $168,218   840,525       $0.20     $133,938   860,523     $0.16
                                            --------   -------       -----     --------   -------     -----

     Following is information about the computation of the earnings per share data for the six months ended March
     31, 1998 and 1997:

                                              Six months ended                  Six months ended
                                               March 31, 1998                    March 31, 1997
                                       -------------------------------   --------------------------------
                                                             Per Share                          Per Share
                                       Numerator Denominator   Amount     Numerator  Denominator  Amount
                                      --------------------------------   --------------------------------
Basic earnings per share, income
  available to common stockholders     $381,966   770,002      $0.50      $325,339   840,552     $0.39
                                                               =====                             =====
Effect of dilutive securities:
  MRP shares                                       16,064                              9,056
  Stock options                                    51,309                             20,045
                                       --------   -------                 --------   -------
  Diluted earnings per share,
     income available to common
     stockholders                      $381,966   837,375       $0.46     $325,339   869,653     $0.37
                                       --------   -------       -----     --------   -------     -----

(4)  Regulatory Capital Requirements

    At March 31, 1998, the Bank met each of the current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 1998:

                                                            Minimum for Capital       Minimum to be
                                          Actual             Adequacy Purposes      Well Capitalized
                                      Ratio    Amount        Ratio       Amount     Ratio     Amount
                                      --------------------------------------------------------------
Stockholders' equity
  and ratio to total assets            9.93%    $11,166

Tangible capital,
  and ratio to adjusted total assets   9.90%    $11,130       2.00%      $2,248

Tier 1 (core) capital,
  and ratio to adjusted total assets   9.90%    $11,130       4.00%      $4,495      5.00%    $5,619

Tier 1 capital,
  and ratio to risk-weighted assets   18.92%    $11,130       4.00%      $2,353      6.00%    $3,529

Total risk-based capital,
  and ratio to risk-weighted assets   19.67%    $11,567       8.00%      $4,706     10.00%    $5,882

Total assets                         $112,437

Adjusted total assets                $112,377

Risk-weighted assets                 $ 58,819


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

Year 2000 Issues:

     The Company's Year 2000 Action Plan was presented to the Board of Directors on September 24, 1997. The Year 2000 Plan includes the following phases: awareness, assessment, upgrading, implementation and testing. The Year 2000 Project Team has determined that the main operating system and the teller system must be upgraded or replaced. The Year 2000 Team has evaluated new systems which are Year 2000 compliant. Based upon current findings, the Company has estimated $300,000 for capital expenditures in Fiscal 1998 relating to Year 2000 software and hardware issues. The Year 2000 Project Team is currently upgrading the operating system and the teller system. The Year 2000 Plan is scheduled for completion by December 31, 1998 with progress reported to the Board of Directors.

Financial Condition:

     Total assets increased by $1.67 million, or 1.50%, from $111.49 million at September 30, 1997, to $113.16 million at March 31, 1998. The increase was primarily due to an increase in cash and cash equivalents, the securities portfolio of the Bank, including mortgaged-backed and related securities, and other assets, partially offset by a decrease in foreclosed real estate. Cash and cash equivalents totaled $4.76 million at March 31, 1998, an increase of $163,000, or 3.54%, from September 30, 1997. The Company's securities portfolio increased $1.05 million, or 2.17%, from $48.12 million at September 30, 1997, to $49.17 million at March 31, 1998. Securities held-to-maturity increased to $10.97 million at March 31, 1998. The Bank purchased callable fixed rate agency bonds with maturity dates of up to 10 years with proceeds of Federal Home Loan Bank advances. The maturity dates on the advances coincide with the call dates of the bonds. The Bank has the ability and the intent to hold these bonds to maturity, accordingly, the Bank has classified these bonds as 'Held-to-Maturity. Other assets increased by $580,000, or 40.41% from $1.44 million at September 30, 1997 to $2.02 million at March 31, 1998. The increase was primarily due to an increase in assets held in trust to settle obligations under various compensation arrangements and prepaid expenses.

     Deposits remained relatively unchanged from $83.00 million at September 30, 1997, to $83.04 million at March 31, 1998.

     Borrowings increased $1.15 million, or 8.09%, from $14.23 million at September 30, 1997, to $15.38 million at March 31, 1998. Federal Home Loan Bank advances increased $3.46 million during the six month period ended March 31, 1998. The increase in Federal Home Loan Bank advances was primarily used for the purchase of callable fixed rate agency bonds accounted for as 'Held-to-Maturity' securities. Borrowings in the form of repurchase agreements decreased $2.31 million during the same six month period.

     Stockholders' equity increased during the six months ended March 31, 1998 by $390,000, or 3.26%, from $11.94 million at
September 30, 1997, to $12.33 million at March 31, 1998. The increase was primarily a result of net earnings of $382,000, a $60,000 increase in the unrealized gain, net of taxes, on the available for sale securities and an increase of $121,000 in the earned management recognition plan shares and the employee stock ownership plan shares. This increase was offset by a $173,000 repurchase and retirement of the Company's common stock.

Net Earnings:

     Net earnings for the three months ended March 31, 1998, increased $34,000, or 25.59%, from the three months ended March 31, 1997, from $134,000 to $168,000, respectively. This increase was primarily the result of an increase in net interest income, partially offset by an increase in the provision for loan loss during the period. Net earnings for the six months ended March 31, 1998, increased $57,000, or 17.41%, compared to the six months ended March 31, 1997, from $325,000 to $382,000, respectively. This increase was primarily due to an increase in net interest income, and noninterest income along with a decrease in noninterest expense for the period. This increase was partially offset by an increase in the provision for loan loss during the period.

Net Interest Income:

     Net interest income increased by $65,000, or 7.55%, for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The Company increased its average interest earning assets by $7.01 million, or 6.81%, due primarily to the increase in leveraged borrowings, while the net interest margin increased from 3.33% for the three months ended March 31, 1997, to 3.40% for the three months ended March 31, 1998. Net interest income increased by $93,000, or 5.42%, for the six months ended March 31, 1998, compared to the six months ended March 31, 1997. This increase was primarily due to an increase of $6.64 million in average interest earning assets partially offset by a decrease in net interest margin from 3.36% for the six months ended March 31, 1997, to 3.34% for the six months ended March 31, 1998.

Interest Income:

     Interest income increased by $175,000, or 9.00%, from $1.94 million for the three months ended March 31, 1997, to $2.12 million for the three months ended March 31, 1998. The increase in interest income is primarily a result of a $7.01 million increase in average interest earning assets, along with an increase in the average yield on interest earning assets from 7.55% for the three months ended March 31, 1997, to 7.82% for the three months ended March 31, 1998. Interest income increased by $313,000, or 8.02%, from $3.90 million for the six months ended March 31, 1997, to $4.21 million for the six months ended March 31, 1998. This increase in interest income is primarily a result of a $6.64 million increase in average interest earning assets, along with an increase in the average yield on interest earning assets from 7.62% for the six months ended March 31, 1997, to 7.75% for the six months ended March 31, 1998.

Interest Expense:

     Interest expense increased by $110,000, or 10.14%, from $1.09 million for the three months ended March 31, 1997, to $1.20 million for the three months ended March 31, 1998. The increase in interest expense is primarily a result of a $6.94 million increase in average interest bearing liabilities along with an increase in the average cost of interest bearing liabilities from 4.60% for the three months ended March 31, 1997, to 4.79% for the three months ended March 31, 1998. Interest expense increase by $219,000, or 10.08%, from $2.18 million for the six months ended March 31, 1997, to $2.40 million for the six months ended March 31, 1998. This increase in interest expense is primarily a result of a $6.82 million increase in average interest bearing liabilities along with an increase in the average cost of interest bearing liabilities from 4.65% for the six months ended March 31, 1997 to 4.78% for the six months ended March 31, 1998.

Provision for Loan Losses:

     The Bank's provision for loan losses increased $31,000 for the three months ended March 31, 1998 from $0 for the three months ended March 31, 1997. The Bank's provision for loan losses increased $61,000 for the six months ended March 31, 1998 from $0 for the six months ended March 31, 1997. Adjustments to the Bank's provision for loan losses is a result of management's ongoing evaluation of the loan portfolio.

Non-Interest Income:

     Total non-interest income increased by $2,000, or 1.59%, from $147,000 for the three months ended March 31, 1997, to $149,000 for the three months ended March 31, 1998. This increase was primarily due to a $9,000 increase in loan related processing fees, a $10,000 increase in deposit account related fees and service charges and a $12,000 increase in other service related fees, primarily ATM access fees. These increases were offset by a $17,300 decrease in the gains on the sales of securities and an $11,000 decrease in other non-interest income, primarily due to a $11,000 nonrecurring item received in the three months ended March 31, 1997. Total non-interest income increased by $6,000, or 1.98%, from $294,000 for the six months ended March 31, 1997, to $300,000 for the six months ended March 31, 1998. This increase was primarily due to a $15,000 increase in loan related service fees, a $37,000 increase in deposit account related services fees and charges, a $26,000 increase in other service related fees, primarily ATM access fees and a $16,000 decrease in real estate owned maintenance expense.
These items, resulting in an increase in non-interest income, were offset by a $34,000 decrease in gains on the sales of securities, a $36,000 decrease in the gains on the sales of foreclosed real estate and an $18,000 decrease in other non-interest income, primarily due to a $11,000 nonrecurring item received in the six months ended March 31, 1997.

Non-Interest Expense:

     Total non-interest expense decreased by $2,000, or 0.24%, from $778,000 for the three months ended March 31, 1997, to $776,000 for the three months ended March 31, 1998. This decrease was primarily for the following reasons: (i) a $19,000 decrease in advertising expenses, (ii) a $5,000 decrease in occupancy expense and (iii) a $9,000 net decrease in other non-interest expenses. These decreases were offset by (i) a $24,000 increase in compensation and employee benefits, mainly due to an increase in earned employee stock ownership plan shares priced above original cost; (ii) a $3,000 increase in data processing expenses and (iii) a $4,000 increase in professional fees. Total non-interest expense decreased by $18,000, or 1.23%, from $1.46 million for the six months ended March 31, 1997, to $1.45 million for the six months ended March 31, 1998. This decrease was primarily for the following reasons: (i) a $33,000 decrease in federal deposit insurance premiums and (ii) a $29,000 decrease in advertising expenses. These decreases were offset by (i) a $33,000 increase in compensation and employee benefits, mainly due to an increase in earned employee stock ownership plan shares priced above original cost, (ii) a $5,000 increase in occupancy expense, (iii) a $3,000 increase in data processing expenses, and (iv) a $3,000 net increase in other non-interest expenses.

Income Tax Expense:

     Income tax expense increased by $4,000, or 4.58%, from $93,000 for the three months ended March 31, 1997, to $97,000 for the three months ended March 31, 1998. Income tax expense remained relatively unchanged for the six months ended March 31, 1997 and March 31, 1998.

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

     The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the three months ended March 31, 1998, the Bank's loan originations and purchases totaled $3.34 million. The Company purchased investment securities and mortgage-backed and related securities during the three months ended March 31, 1998 of $10.52 million. Other securities held-to-maturity increased to $10.97 million at March 31, 1998. The Bank purchased callable fixed rate agency bonds with maturity dates of up to 10 years with proceeds of Federal Home Loan Bank advances. The maturity dates on the advances coincide with the call dates of the bonds. The Bank has the ability and the intent to hold these bonds to maturity, accordingly, the Bank has classified these bonds as 'Held-to-Maturity.

     The primary financing activity of the Bank is the attraction of deposits and secured borrowings. During the six months ended March 31, 1998, the Bank experienced a net increase in deposits of $32,000.

     The Bank has utilized retail repurchase agreements as a source of funding. At March 31, 1998, repurchase agreements totaled $2.39 million compared to $4.70 million at September 30, 1997.

     The Bank has the ability to borrow additional funds from the FHLB of Des Moines by pledging additional securities. At March 31, 1998, the Bank had an undrawn borrowing capacity with the FHLB for $6.89 million. At March 31, 1998, the Bank had borrowings outstanding from the FHLB of Des Moines for $13.00 million. The increase in Federal Home Loan Bank advances was primarily used for the purchase of callable fixed rate agency bonds accounted for as 'Held-to-Maturity' securities. Other sources of liquidity include the sale of securities held in the available for sale portfolio.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4.00%. The Bank's average daily liquidity ratio for the month of March 31, 1998 was 29.29%.

     The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1998, cash and cash equivalents totaled $4.76 million.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 1998, the Bank had commitments to originate or purchase loans of $2.53 million. Certificates of deposits which are scheduled to mature in one year or less at March 31, 1998, totaled $32.33 million. Management believes that a significant portion of such deposits will remain with the Bank.

         FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES

                 PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          Not Applicable.

ITEM 3:   Defaults Upon Senior Securities

          Not Applicable.

ITEM 4:   Submission of Matters to a Vote of Security Holders.

          On January 20, 1998, the Annual Meeting of the
          Stockholders was held for the election of two directors of the Company. There were outstanding and entitled to vote 665,538 shares of the common stock of the Company.

          There were represented at the Annual Meeting in person or by proxy the holders of 585,483 shares of the Company's common stock, representing 87.97% of the total votes eligible to be cast, constituting more than a majority of the outstanding shares entitled to vote.

          The following is a record of the votes cast:

                                         Vote
                              -------------------------------
                                       Against or
                               For      withheld     Abstain
                               ---     ----------    -------
Election of directors:
  William R. Belford          584,939     544          N/A
  Ralph T. Smith              584,914     569          N/A

ITEM 5:   Other Information.


ITEM 6:   Exhibits and Reports on Form 8-K.

          Exhibit 27.1 - Financial Data Schedule
          Exhibit 27.2 - Restated Financial Data Schedule

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST FEDERAL BANCORPORATION
                                                                Registrant


Date: May __, 1998       /s/ William R. Belford
      -----------------  ----------------------
                         William R. Belford, President and Chief
                         Executive Officer (Duly Authorized
                         Officer)


Date: May __, 1998       /s/ Dennis M. Vorgert
      ----------------   ----------------------
                         Dennis M. Vorgert, Vice President