Form 10QSB
period 1998-06-30
FIRST FEDERAL BANCORPORATION /MN/
filed 1998-08-11
CIK 933461

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 _______________________________________

                           FORM 10-QSB

MARK ONE

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                  OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT

For the transition period from __________ to _____________.

              Commission File Number: 033-86964
                                      ---------

                     FIRST FEDERAL BANCORPORATION
----------------------------------------------------------------
    (Exact Name of Registrant as Specified in Its Charter)

          Minnesota                             41-1796238
-------------------------------             -----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

214 5th Street, Bemidji, Minnesota                 56601-9983
---------------------------------------------------------------
(Address of principal executive office)            (Zip Code)


Registrant's telephone number, including area code:(218)751-5120
                                                    ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes (X)           No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                             Outstanding at June 30, 1998
-----                             ----------------------------
Common Stock, $.01 par value                 998,275

                FIRST FEDERAL BANCORPORATION

                        CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements                          Page
                                                            ----
              Consolidated Balance Sheets at
                June 30, 1998 and September 30, 1997          3

              Consolidated Statements of Earnings for
                the Three Months and Nine Months Ended
                June 30, 1998 and 1997                        5

              Consolidated Statement of Stockholders'
                Equity for the Nine Months Ended
                June 30, 1998                                 6

              Consolidated Statements of Cash Flows for
                the Nine Months Ended June 30, 1998 and
                1997                                          7

              Notes to Consolidated Financial Statements      9

     Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   11

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                              16

     Item 2:  Changes in Securities                          16

     Item 3:  Defaults Upon Senior Securities                16

     Item 4:  Submission of Matters to a Vote of
                Security Holders                             16

     Item 5:  Other Materially Important Events              16

     Item 6:  Exhibits and Reports on Form 8-K               16

     Signatures                                              17

                      PART 1 - FINANCIAL STATEMENTS
             FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                            June 30        September 30
                                              1998             1997
                                           ----------      ------------
            ASSETS
Cash                                       $  1,742,769    $  1,623,991
Interest-bearing deposits with banks          4,340,168       2,975,412
                                           ------------    ------------
        Cash and cash equivalents             6,082,937       4,599,403

Securities available for sale:
  Mortgage-backed and related
    securities (amortized cost of
    $17,800,915 and $18,826,523)             17,891,906      18,834,293
  Other securities (amortized cost of
    $22,808,470 and $28,789,361)             22,824,902      28,756,991
                                           ------------    ------------
     Total securities available for sale     40,716,808      47,591,284
                                           ------------    ------------
Securities held to maturity:
  Mortgage-backed and related
    securities (estimated market value
    of $356,847 and $535,513)                  355,898         529,964
   Other securities (estimated market
     value of $12,483,730 and $0             12,498,165               0
                                           ------------    ------------
     Total securities held to maturity       12,854,063         529,964
                                           ------------    ------------
Loans receivable, net                        55,999,086      53,588,542
Federal Home Loan Bank stock, at cost           898,800         700,500
Foreclosed real estate, net                     142,866         263,186
Accrued interest receivable                     981,213         886,263
Premises and equipment, net                   1,924,834       1,894,958
Other assets                                  1,714,508       1,437,938
                                           ------------    ------------
     Total assets                          $121,315,115    $111,492,038
                                           ============    ============
  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                   $ 84,852,654    $ 83,003,312
Repurchase Agreements                         3,492,959       4,696,904
Federal Home Loan Bank Advances              17,974,075       9,534,298
Advance payments by borrowers for
 taxes and insurance                            114,549         163,876
Accrued interest payable                        559,718         594,920
Accrued expenses and other liabilities        1,640,411       1,557,702
                                           ------------    ------------
     Total liabilities                      108,634,366      99,551,012

                                    (continued)

                                            June 30        September 30
                                              1998             1997
                                           ----------      ------------
Stockholders' Equity:
  Common stock ($.01 par value):
    authorized 4,000,000 shares;
    issued 998,275 and 1,008,849 shares    $      9,983    $      6,726
   Additional paid-in-capital                 6,133,305       6,109,390
   Retained earnings, subject to certain
     restrictions                             8,527,215       8,015,142
   Unrealized gain (loss) on securities
     available for sale, net of tax effect       63,380         (14,515)
   Unearned employee stock ownership plan
     shares                                    (431,250)       (483,000)
   Unearned shares management recognition
     plan                                      (212,498)       (283,331)
   Treasury stock, at cost, 129,117
     shares                                  (1,409,386)     (1,409,386)
                                           ------------    ------------
     Total stockholders' equity              12,680,749      11,941,026
                                           ------------    ------------
     Total liabilities and
      stockholders' equity                 $121,315,115    $111,492,038
                                           ============    ============

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNING
                              (Unaudited)

                                        Three Months Ended        Nine Months Ended
                                             June 30,                 June 30,
                                      ----------------------   ----------------------
                                         1998        1997         1998        1997
                                      ----------  ----------   ----------  ----------
Interest income:
  Loans receivable                    $1,225,252  $1,159,908   $3,681,299  $3,474,931
  Mortgage-backed and related
   securities                            301,326     317,896      904,509     968,730
  Other securities                       529,070     482,444    1,632,395   1,367,298
  Interest-bearing deposits with banks    19,394      11,672       42,188      35,689
  Other                                   13,095      12,225       39,655      36,641
                                      ----------  ----------   ----------  ----------
                                       2,088,137   1,984,145    6,300,046   5,883,289
                                      ----------  ----------   ----------  ----------
Interest expense:
  Deposits                               960,521     927,597    2,860,659   2,778,560
  Borrowings                             234,441     207,557      732,060     534,881
                                      ----------  ----------   ----------  ----------
                                       1,194,962   1,135,154    3,592,719   3,313,441
                                      ----------  ----------   ----------  ----------
     Net interest income                 893,175     848,991    2,707,327   2,569,848
Provision for loan losses                 35,000           0       95,500           0
                                      ----------  ----------   ----------  ----------
     Net interest income after
      provision for loan losses          858,175     848,991    2,611,827   2,569,848
                                      ----------  ----------   ----------  ----------

Noninterest income:
  Fees and service charges               155,797     119,761      459,711     345,619
  Gain on sales of securities                  0       2,215            0      35,875
  (Loss) gain on sales of foreclosed
    real estate                              518       7,129      (34,087)      8,589
  Other                                   19,849      11,616       50,145      44,420
                                      ----------  ----------   ----------  ----------
     Total noninterest income            176,164     140,721      475,769     434,503
                                      ----------  ----------   ----------  ----------

Noninterest expense:
  Compensation and employee benefits     374,999     377,068    1,192,017   1,161,323
  Occupancy                              112,864     129,419      371,657     383,688
  Federal deposit insurance premiums      13,289      13,476       39,430      72,395
  Data processing                         17,088      17,822       56,773      54,186
  Advertising                             38,280      35,005       87,170     113,182
  Other                                  103,002      98,015      357,942     349,474
                                      ----------  ----------   ----------  ----------
     Total noninterest expense           659,522     670,805    2,104,989   2,134,248
                                      ----------  ----------   ----------  ----------
     Earnings before income tax
      expense                            374,817     318,907      982,607     870,103
Income tax expense                       141,926     129,970      367,750     355,827
                                      ----------  ----------   ----------  ----------
Net earnings                          $  232,891  $  188,937   $  614,857  $  514,276
                                      ==========  ==========   ==========  ==========
Earnings per share:
  Basic                               $     0.30  $     0.24   $     0.80  $     0.62
                                      ----------  ----------   ----------  ----------
  Diluted                             $     0.28  $     0.23   $     0.73  $     0.60
                                      ----------  ----------   ----------  ----------

                   FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                                      (Unaudited)

                                                                        Unrealized
                                                                        Gain (loss)
                                                Additional              on Securities
                                    Common      Paid-in     Retained    Available for
                                    Stock       Capital     Earnings    sale, net
                                    ------      ----------  --------    -------------
September 30, 1997                  $6,726       6,109,390   8,015,142     (14,515)

Net earnings                                                   614,857

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                   77,895

Stock split                          3,328          (4,165)

Purchase and retirement of
  common stock                         (71)        (70,210)   (102,784)

Earned management recognition
 plan shares

Earned employee stock ownership
 plan shares                                        98,290
                                    ------      ----------  ----------   ---------
June 30, 1998                       $9,983       6,133,305   8,527,215      63,380
                                    ======      ==========  ==========   =========
                                    Unearned
                                    Shares      Unearned
                                    Employee    Shares
                                    Stock       Management                  Total
                                    Ownership   Recognition   Treasury    Stockholders'
                                    Plan        Plan          Stock          Equity
                                    ---------   -----------   ---------   -------------
September 30, 1997                  $(483,000)   (283,331)    (1,409,386)   11,941,026

Net earnings                                                                   614,857

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                       77,895

Stock split                                                                       (837)

Purchase and retirement of
  common stock                                                                (173,065)

Earned management recognition
 plan shares                                       70,833                       70,833

Earned employee stock ownership
 plan shares                           51,750                                  150,040
                                   ----------   ---------    -----------   -----------
June 30, 1998                      $ (431,250)   (212,498)    (1,409,386)   12,680,749
                                   ==========   =========    ===========   ===========

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                Nine Months
                                                               Ended June 30,
                                                       -----------------------------
                                                           1998             1997
                                                       ------------     ------------
Operating activities:
  Net earnings                                         $   614,857      $   514,276
  Adjustments to reconcile net earnings to net
    cash provided (used) by operations:
      Provision for loan losses                             95,500                0
      Depreciation                                         217,466          198,170
      Amortization of premium and discount, net            (65,856)          (6,819)
      Increase in accrued interest receivable              (94,950)         (19,499)
      (Decrease) increase in accrued interest payable      (35,202)           4,042
      Gain on sale of securities                                 0          (35,875)
      Loss (gain) on sale of foreclosed real estate         34,087           (8,589)
      Earned ESOP shares priced above original cost         98,290           42,765
      Decrease in Unearned ESOP Shares                      51,750           51,750
      Decrease in Unamortized Restricted Stock              70,833           70,833
      (Increase) decrease in other assets                 (330,699)         310,543
      Increase (decrease) in accrued expenses
        and other liabilities                               82,709         (511,688)
                                                       -----------      -----------
        Net cash provided by operating activities          738,785          609,909
                                                       -----------      -----------

Investing activities:
  Net increase in loans receivable                      (2,506,044)      (1,875,276)
  Purchases of:
    Other securities - available for sale              (10,507,620)     (10,752,822)
    Other securities - held to maturity                (22,497,188)               0
    Mortgage-backed & related securities -
      available for sale                                (3,774,158)      (1,887,486)
    FHLB stock                                            (198,300)               0
    Premises and equipment                                (247,342)        (119,031)
  Proceeds from sales of:
    Other securities - available for sale                        0          483,700
    Mortgage-backed & related securities -
      available for sale                                         0          160,979
    Mortgage-backed & related securities -
      held to maturity                                           0          209,867
  Proceeds from maturities or calls of:
    Other securities - available for sale               16,500,028        9,040,466
    Other securities - held to maturity                 10,000,000                0
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                               4,853,108        2,852,953
    Mortgage-backed & related securities
      - held to maturity                                   174,087           83,927
  Net decrease (increase) in foreclosed real
    estate                                                  86,233          (52,736)
                                                       -----------      -----------
        Net cash used by investing activities           (8,117,196)      (1,855,459)
                                                       -----------      -----------

                                                               Nine Months
                                                              Ended June 30,
                                                       ----------------------------
                                                          1998             1997
                                                       ----------       -----------
Financing activities:
  Net increase in deposits                             $ 1,849,342      $ 1,300,291
  Purchase of Treasury Stock, net                                0         (874,975)
  Purchase and retirement of common stock                 (173,065)        (326,875)
  Purchase of fractional shares on stock split                (837)               0
  Decrease in advance payments by borrowers
    for taxes and insurance                                (49,327)         (50,308)
  Net increase in Federal Home Loan Bank advances        8,439,777        3,314,635
  Decrease in Repurchase Agreements                     (1,203,945)        (420,091)
                                                       -----------      -----------
    Net cash provided by financing activities            8,861,945        2,942,677
                                                       -----------      -----------

    Increase in cash and cash equivalents                1,483,534        1,697,127
Cash and cash equivalents, beginning of period           4,599,403        4,685,836
                                                       -----------      -----------
Cash and cash equivalents, end of period               $ 6,082,937      $ 6,382,963
                                                       ===========      ===========

Supplemental cash flow disclosures:
  Cash paid for interest                               $ 3,627,919      $ 3,309,399
  Cash paid for income taxes                               432,000          107,000

Supplemental noncash flow disclosures:
  Transfer of loans to real estate                     $   140,869      $   120,514
  Loans receivable on other real estate sold               131,250                0

          FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                         (Unaudited)

                         June 30, 1998

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

(2)  Basis of Preparation

     In the opinion of the Company, the accompanying unaudited
consolidated financial   statements contain all adjustments (which are
of a normal recurring nature) necessary for a fair presentation of the financial statements. The statements of earnings for the three and nine month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

Following is information about the computation of the earnings per share data for the three months ended June 30, 1998 and 1997:

                                             Three months ended                Three months ended
                                               June 30, 1998                    June 30, 1997
                                      --------------------------------   --------------------------------
                                                             Per Share                          Per Share
                                      Numerator  Denominator   Amount    Numerator  Denominator  Amount
                                      ---------- ----------- ---------   ---------  ----------- ---------
Basic earnings per share, income
  available to common stockholders     $232,891   772,160      $0.30      $188,937   792,961     $0.24
                                                               =====                             =====
Effect of dilutive securities:
  MRP shares                                       16,228                             10,853
  Stock options                                    51,855                             23,216
                                       --------   -------                 --------   -------
  Diluted earnings per share,
     income available to common
     stockholders                      $232,891   840,243       $0.28     $188,937   827,030     $0.23
                                       --------   -------       -----     --------   -------     -----

     Following is information about the computation of the earnings per share data for the nine months ended June 30, 1998 and 1997:

                                             Nine months ended                Nine months ended
                                               June 30, 1998                    June 30, 1997
                                      --------------------------------   --------------------------------
                                                             Per Share                          Per Share
                                      Numerator  Denominator   Amount    Numerator  Denominator  Amount
                                      ---------- ----------- ---------   ---------  ----------- ---------
Basic earnings per share, income
  available to common stockholders     $614,857   770,721      $0.80      $514,276   824,597     $0.62
                                                               =====                             =====
Effect of dilutive securities:
  MRP shares                                       16,119                              9,655
  Stock options                                    51,491                             21,442
                                       --------   -------                 --------   -------
  Diluted earnings per share,
     income available to common
     stockholders                      $614,857   838,331       $0.73     $514,276   855,694     $0.60
                                       --------   -------       -----     --------   -------     -----

(4)  Regulatory Capital Requirements

         At June 30, 1998, the Bank met each of the current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at June 30, 1998:

                                                            Minimum for Capital      Minimum to be
                                          Actual             Adequacy Purposes      Well Capitalized
                                      ----------------      --------------------    ----------------
                                      Ratio    Amount        Ratio       Amount     Ratio     Amount
                                      --------------------------------------------------------------
Stockholders' equity
  and ratio to total assets            9.05%    $10,908

Tangible capital,
  and ratio to adjusted total assets   9.02%    $10,857       2.00%      $2,408

Tier 1 (core) capital,
  and ratio to adjusted total assets   9.02%    $10,857       4.00%      $4,817      5.00%    $6,021

Tier 1 capital,
  and ratio to risk-weighted assets   17.47%    $10,857       4.00%      $2,486      6.00%    $3,730

Total risk-based capital,
  and ratio to risk-weighted assets   18.17%    $11,296       8.00%      $4,973     10.00%    $6,216

Total assets                         $120,508

Adjusted total assets                $120,422

Risk-weighted assets                 $ 62,162


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

Year 2000 Issues:

     The Company's Year 2000 Action Plan was presented to the Board of Directors on September 24, 1997. The Year 2000 Plan includes the following phases: awareness, assessment, upgrading, implementation and testing. The Year 2000 Project Team has determined that the main operating system and the teller system must be upgraded or replaced. The Year 2000 Team has evaluated new systems which are Year 2000 compliant. Based upon current findings, the Company has estimated $300,000 for capital expenditures in Fiscal 1998 relating to Year 2000 software and hardware issues. The Year 2000 Project Team is currently upgrading the operating system and the teller system. The upgrading of the operating system and the teller system is scheduled to be completed in August. The Year 2000 Plan is scheduled for completion by December 31, 1998 with progress reported to the Board of Directors.

Financial Condition:

     Total assets increased by $9.82 million, or 8.81%, from $111.49 million at September 30, 1997, to $121.31 million at June 30, 1998. The increase was primarily due to an increase in cash and cash equivalents, the securities portfolio of the Bank, including mortgaged-backed and related securities, loans receivable and other assets, partially offset by a decrease in foreclosed real estate. Cash and cash equivalents totaled $6.08 million at June 30, 1998, an increase of $1.48 million, or 32.25%, from September 30, 1997. The Company's securities portfolio increased $5.45 million, or 11.23%, from $48.12 million at September 30, 1997, to $53.57 million at June 30, 1998. Securities held-to-maturity increased to $12.85 million at June 30, 1998. The Bank purchased callable fixed rate agency bonds with maturity dates of up to 10 years with proceeds of Federal Home Loan Bank advances. The maturity dates on the advances coincide with the call dates of the bonds. The Bank has the ability and the intent to hold these bonds to maturity, accordingly, the Bank has classified these bonds as 'Held-to-Maturity.' Other assets increased by $277,000, or 19.23% from $1.44 million at September 30, 1997 to $1.71 million at March 31, 1998. The increase was primarily due to an increase in assets held in trust to settle obligations under various compensation arrangements and prepaid expenses.

     Deposits increased $1.85 million, or 1.39%, from $83.00 million at September 30, 1997, to $84.85 million at June 30,
1998.

     Borrowings increased $7.24 million, or 50.84%, from $14.23 million at September 30, 1997, to $21.47 million at June 30, 1998. Federal Home Loan Bank advances increased $8.44 million during the nine month period ended June 30, 1998. The increase in Federal Home Loan Bank advances was primarily used for the purchase of callable fixed rate agency bonds accounted for as 'Held-to-Maturity' securities. Borrowings in the form of repurchase agreements decreased $1.20 million during the same nine month period.

     Stockholders' equity increased during the nine months ended June 30, 1998 by $740,000, or 6.19%, from $11.94 million at
September 30, 1997, to $12.68 million at June 30, 1998. The increase was primarily a result of net earnings of $615,000, a $78,000 increase in the unrealized gain, net of taxes, on the available for sale securities and an increase of $220,000 in the earned management recognition plan shares and the employee stock ownership plan shares. This increase was offset by a $173,000 repurchase and retirement of the Company's common stock.

Net Earnings:

     Net earnings for the three months ended June 30, 1998, increased $44,000, or 23.26%, from the three months ended June 30, 1997, from $189,000 to $233,000, respectively. This increase was primarily the result of an increase in net interest income and an increase in noninterest income, partially offset by an increase in the provision for loan loss during the period. Net earnings for the nine months ended June 30, 1998, increased $101,000, or 19.56%, compared to the nine months ended June 30, 1997, from $514,000 to $615,000, respectively. This increase was primarily due to an increase in net interest income, an increase in noninterest income along with a decrease in noninterest expense for the period. This increase was partially offset by an increase in the provision for loan loss during the period.

Net Interest Income:

     Net interest income increased by $44,000, or 5.20%, for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. The Company increased its average interest earning assets by $6.03 million, or 5.77%, due primarily to the increase in leveraged borrowings, while the net interest margin decreased from 3.25% for the three months ended June 30, 1997, to 3.24% for the three months ended June 30, 1998. Net interest income increased by $137,000, or 5.35%, for the nine months ended June 30, 1998, compared to the nine months ended June 30, 1997. This increase was primarily due to an increase of $6.44 million in average interest earning assets partially offset by a decrease in net interest margin from 3.33% for the nine months ended June 30, 1997, to 3.31% for the nine months ended June 30, 1998.

Interest Income:

     Interest income increased by $104,000, or 5.24%, from $1.98 million for the three months ended June 30, 1997, to $2.09 million for the three months ended June 30, 1998. The increase in interest income is primarily a result of a $6.03 million increase in average interest earning assets, partially offset by a decrease in the average yield on interest earning assets from 7.60% for the three months ended June 30, 1997, to 7.59% for the three months ended June 30, 1998. Interest income increased by $417,000, or 7.08%, from $5.88 million for the nine months ended June 30, 1997, to $6.30 million for the nine months ended June 30, 1998. This increase in interest income is primarily a result of a $6.44 million increase in average interest earning assets, along with an increase in the average yield on interest earning assets from 7.62% for the nine months ended June 30, 1997, to 7.70% for the nine months ended June 30, 1998.

Interest Expense:

     Interest expense increased by $60,000, or 5.27%, from $1.14 million for the three months ended June 30, 1997, to $1.20 million for the three months ended June 30, 1998. The increase in interest expense is primarily a result of a $5.18 million increase in average interest bearing liabilities along with an increase in the average cost of interest bearing liabilities from 4.70% for the three months ended June 30, 1997, to 4.71% for the three months ended June 30, 1998. Interest expense increased by $279,000, or 8.43%, from $3.31 million for the nine months ended June 30, 1997, to $3.59 million for the nine months ended June 30, 1998. This increase in interest expense is primarily a result of a $6.27 million increase in average interest bearing liabilities along with an increase in the average cost of interest bearing liabilities from 4.66% for the nine months ended June 30, 1997 to 4.76% for the nine months ended June 30, 1998.

Provision for Loan Losses:

     The Bank's provision for loan losses increased $35,000 for the three months ended June 30, 1998 from $0 for the three months ended June 30, 1997. The Bank's provision for loan losses increased $95,500 for the nine months ended June 30, 1998 from $0 for the nine months ended June 30, 1997. Adjustments to the Bank's provision for loan losses is a result of management's ongoing evaluation of the loan portfolio.

Non-Interest Income:

     Total non-interest income increased by $35,000, or 25.19%, from $141,000 for the three months ended June 30, 1997, to $176,000 for the three months ended June 30, 1998. This increase was primarily due to a $21,000 increase in loan related processing fees, a $3,000 increase in deposit account related fees and service charges, a $12,000 increase in other service related fees, primarily ATM access fees and an $8,000 increase in other noninterest income, primarily commissions on the sale of credit life and disability insurance. These increases were partially offset by a $2,000 decrease in the gains on the sales of securities and a $7,000 decrease in the gains on the sale of foreclosed real estate. Total non-interest income increased by $41,000, or 9.50%, from $435,000 for the nine months ended June 30, 1997, to $476,000 for the nine months ended June 30, 1998. This increase was primarily due to a $36,000 increase in loan related service fees, a $40,000 increase in deposit account related services fees and charges, a $38,000 increase in other service related fees, primarily ATM access fees, a $4,000 increase in commissions on the sale of credit life and disability insurance and a $20,000 decrease in real estate owned maintenance expense. These items, resulting in an increase in non-interest income, were partially offset by a $36,000 decrease in gains on the sales of securities, a $43,000 decrease in the gains on the sales of foreclosed real estate and an $18,000 decrease in other non-interest income, primarily due to a $11,000 nonrecurring item received in the nine months ended June 30, 1997.

Non-Interest Expense:

     Total non-interest expense decreased by $11,000, or 1.68%, from $671,000 for the three months ended June 30, 1997, to $660,000 for the three months ended June 30, 1998. This decrease was primarily for the following reasons: (i) a $17,000 decrease in occupancy expenses, primarily a $13,000 decrease in depreciation on fixed assets; (ii) a $13,000 decrease in professional fees, and (iii) a $2,000 decrease in compensation and employee benefits. These decreases were partially offset by
(i) a $3,000 increase in advertising expense; and, (ii) an $18,000 increase in other noninterest expenses, primarily a $7,000 increase in office supplies, postage and telephone expenses and a $3,000 increase in repossession expenses. Total non-interest expense decreased by $29,000, or 1.37%, from $2.13 million for the nine months ended June 30, 1997, to $2.10 million for the nine months ended June 30, 1998. This decrease was primarily for the following reasons: (i) a $33,000 decrease in federal deposit insurance premiums; (ii) a $26,000 decrease in advertising expenses;
(iii) $17,000 decrease in professional fees; and, (iv) a $12,000 decrease in occupancy expense. These decreases were partially offset by (i) a $30,000 increase in compensation and employee benefits, mainly due to an increase in earned employee stock ownership plan shares priced above original cost, (ii) a $14,000 increase in office supplies, postage and telephone expense;
(iii) a $3,000 increase in repossession expenses; (iv) a $3,000 increase in data processing expenses, and (iv) a $9,000 net increase in other non-interest expenses.

Income Tax Expense:

     Income tax expense increased by $12,000, or 9.20%, from $130,000 for the three months ended June 30, 1997, to $142,000 for the three months ended June 30, 1998. Income tax expense increased by $12,000, or 3.35%, from $356,000 for the nine months ended June 30, 1997 to $368,000 for the nine months ended June 30, 1998.

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

     The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the three months ended June 31, 1998, the Bank's loan originations and purchases totaled $7.68 million. The Company purchased investment securities and mortgage-backed and related securities during the three months ended June 30, 1998 of $13.72 million. Other securities held-to-maturity increased to $12.85 million at June 30, 1998. The Bank purchased callable fixed rate agency bonds with maturity dates of up to 10 years with proceeds of Federal Home Loan Bank advances. The maturity dates on the advances coincide with the call dates of the bonds. The Bank has the ability and the intent to hold these bonds to maturity, accordingly, the Bank has classified these bonds as 'Held-to-Maturity.

     The primary financing activity of the Bank is the attraction of deposits and secured borrowings. During the nine months ended June 30, 1998, the Bank experienced a net increase in deposits of $1.85 million, or 2.23%, from $83.00 million at September 30, 1997 to $84.85 million at June 30, 1998.

     The Bank has utilized retail repurchase agreements as a source of funding. At June 30, 1998, repurchase agreements totaled $3.49 million compared to $4.70 million at September 30, 1997.

     The Bank has the ability to borrow additional funds from the FHLB of Des Moines by pledging additional securities. At June 30, 1998, the Bank had an undrawn borrowing capacity with the FHLB for $3.92 million. At June 30, 1998, the Bank had borrowings outstanding from the FHLB of Des Moines for $17.97 million. The increase in Federal Home Loan Bank advances was primarily used for the purchase of callable fixed rate agency bonds accounted for as 'Held-to-Maturity' securities. Other sources of liquidity include the sale of securities held in the available for sale portfolio.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings.

     The required minimum liquidity ratio is currently 4.00%.
The Bank's average daily liquidity ratio for the month of June
30, 1998 was 32.34%.

     The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 1998, cash and cash equivalents totaled $6.08 million.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 1998, the Bank had commitments to originate or purchase loans of $2.18 million. Certificates of deposits which are scheduled to mature in one year or less at June 30, 1998, totaled $33.34 million. Management believes that a significant portion of such deposits will remain with the Bank.

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

ITEM 4:   Submission of Matters to a Vote of Security Holders.

          None.

ITEM 5:   Other Information.


ITEM 6:   Exhibits and Reports on Form 8-K.

          (a)   The following exhibits are being filed herewith:

                Exhibit 27.1  Financial Data Schedule for the
                              Nine Months Ended June 30, 1998

                Exhibit 27.2  Restated Financial Data Schedule
                              for the Nine Months Ended June 30,
                              1997

          (b)   Form 8-K

                None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST FEDERAL BANCORPORATION
                                                                Registrant


Date: August 11, 1998    /s/ William R. Belford
      ---------------    ----------------------
                         William R. Belford, President
                         and Chief Executive Officer
                         (Duly Authorized Officer)


Date: August 11, 1998    /s/ Dennis M. Vorgert
      ---------------    ----------------------
                         Dennis M. Vorgert, Vice President
                         (Principal Financial Officer)