Form 10QSB
period 1998-12-31
FIRST FEDERAL BANCORPORATION /MN/
filed 1999-02-10
CIK 933461

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 _______________________________________

                           FORM 10-QSB

MARK ONE

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                  OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________.

              Commission File Number: 0-25704
                                      -------

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

                Yes (X)           No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                           Outstanding at December 31, 1998
-----                           --------------------------------
Common Stock, $.01 par value                 993,275

                FIRST FEDERAL BANCORPORATION

                        CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements                          Page
                                                            ----
              Consolidated Balance Sheets at
                December 31, 1998 and September 30, 1998      3

              Consolidated Statements of Earnings for
                the Three Months Ended December 31,
                1998 and 1997                                 5

              Consolidated Statement of Stockholders'
                Equity for the Three Months Ended
                December 31, 1998                             6

              Consolidated Statements of Cash Flows for
                the Three Months Ended December 31, 1998
                and 1997                                      7

              Notes to Consolidated Financial Statements      9

     Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   11

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                              15

     Item 2:  Changes in Securities                          15

     Item 3:  Defaults Upon Senior Securities                15

     Item 4:  Submission of Matters to a Vote of
                Security Holders                             15

     Item 5:  Other Materially Important Events              15

     Item 6:  Exhibits and Reports on Form 8-K               15

     Signatures                                              16

                      PART 1 - FINANCIAL STATEMENTS
             FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                           December 31,    September 30,
                                              1998             1998
                                           ----------      ------------
            ASSETS
Cash                                       $  1,715,566    $  2,056,775
Interest-bearing deposits with banks          5,075,175       2,233,413
                                           ------------    ------------
        Cash and cash equivalents             6,790,741       4,290,188

Securities available for sale:
  Mortgage-backed and related
    securities (amortized cost of
    $16,793,627 and $16,866,562)             16,885,137      17,101,174
  Other securities (amortized cost of
    $17,205,697 and $19,593,156)             17,227,847      19,732,385
                                           ------------    ------------
     Total securities available for sale     34,112,984      36,833,559
                                           ------------    ------------
Securities held to maturity:
  Mortgage-backed and related
    securities (estimated market value
    of $297,061 and $309,944)                  296,164          306,957
   Other securities (estimated market
     value of $27,958,813 and
     $23,135,818)                            28,077,922      22,992,251
                                           ------------    ------------
     Total securities held to maturity       28,374,086      23,299,208
                                           ------------    ------------
Loans receivable, net                        55,028,329      56,063,951
Federal Home Loan Bank stock, at cost         1,219,300       1,148,000
Foreclosed real estate, net                     299,512         152,754
Accrued interest receivable                   1,064,535         991,507
Premises and equipment, net                   2,146,348       2,098,531
Other assets                                    452,570         372,930
                                           ------------    ------------
     Total assets                          $129,488,405    $125,250,628
                                           ============    ============
  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                   $ 88,106,321    $ 85,866,264
Repurchase Agreements                         4,407,229       3,135,488
Federal Home Loan Bank Advances              22,381,218      20,457,185
Federal funds purchased                               0       1,300,000
Advance payments by borrowers for
 taxes and insurance                             95,702         163,022
Accrued interest payable                        567,259         543,886
Accrued expenses and other liabilities          708,636         702,335
                                           ------------    ------------
     Total liabilities                      116,266,365     112,168,180

                                    (continued)

                                           December 31,    September 30
                                              1998             1998
                                           ----------      ------------
Stockholders' Equity:
  Common stock ($.01 par value):
    authorized 4,000,000 shares;
    issued 993,275 shares                  $      9,933    $      9,933
   Additional paid-in-capital                 6,192,536       6,173,130
   Retained earnings, subject to certain
     restrictions                             8,923,923       8,691,092
   Other comprehensive income,
     unrealized gain (loss) on securities
     available for sale, net of tax effect       67,060         220,566
   Unearned employee stock ownership plan
     shares                                    (396,750)       (414,000)
   Unearned shares management recognition
     plan                                      (165,276)       (188,887)
   Treasury stock, at cost, 191,370 and
     191,534 shares                          (1,948,418)     (1,939,384)
   Deferred compensation payable in
     common stock                               539,032         529,998
                                           ------------    ------------
     Total stockholders' equity              13,222,040      13,082,448
                                           ------------    ------------
     Total liabilities and
      stockholders' equity                 $129,488,405    $125,250,628
                                           ============    ============

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNING
                              (Unaudited)

                                        Three Months Ended
                                           December 31,
                                      ----------------------
                                         1998        1997
                                      ----------  ----------
Interest income:
  Loans receivable                    $1,203,906  $1,247,320
  Mortgage-backed and related
   securities                            265,459     305,844
  Other securities                       677,504     524,421
  Interest-bearing deposits with banks    12,752       2,009
  Other                                   19,278      12,919
                                      ----------  ----------
                                       2,178,899   2,092,513
                                      ----------  ----------
Interest expense:
  Deposits                               971,878     966,772
  Borrowings                             322,827     233,720
                                      ----------  ----------
                                       1,294,705   1,200,492
                                      ----------  ----------
     Net interest income                 884,194     892,021
(Recovery of) provision for
  loan losses                            (41,292)     30,000
                                      ----------  ----------
     Net interest income after
      (recovery of) provision for
      loan losses                        925,486     862,021
                                      ----------  ----------

Noninterest income:
  Fees and service charges               145,128     164,178
  (Loss) gain on sales of foreclosed
    real estate                              132     (35,113)
  Other                                    8,149      21,107
                                      ----------  ----------
     Total noninterest income            153,409     150,172
                                      ----------  ----------

Noninterest expense:
  Compensation and employee benefits     395,610     384,901
  Occupancy                              122,044     135,134
  Federal deposit insurance premiums      12,524      13,043
  Data processing                         23,195      19,069
  Advertising                             22,773      20,666
  Other                                  111,152      96,998
                                      ----------  ----------
     Total noninterest expense           687,298     669,811
                                      ----------  ----------
     Earnings before income tax
      expense                            391,597     342,382
Income tax expense                       158,766     128,634
                                      ----------  ----------
Net earnings                          $  232,831  $  213,748
                                      ==========  ==========
Earnings per share:
  Basic                               $     0.30  $     0.28
                                      ----------  ----------
  Diluted                             $     0.28  $     0.26
                                      ----------  ----------
Comprehensive income                  $   79,325  $  265,924
                                      ==========  ==========

                   FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                                      (Unaudited)

                                                                        Unrealized
                                                                        gain (loss)
                                                Additional              on securities
                                    Common      Paid-in     Retained    available for
                                    Stock       Capital     Earnings    sale, net
                                    ------      ----------  --------    -------------
September 30, 1998                  $9,933       6,173,130   8,691,092     220,566

Net earnings                                                   232,831

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                 (153,506)

Amortization of management
  recognition plan shares

Earned employee stock ownership
 plan shares                                        19,406

Purchase of treasury stock
                                    ------      ----------  ----------   ---------
December 31, 1998                   $9,933       6,192,536   8,923,923      67,060
                                    ======      ==========  ==========   =========
                               Unearned
                               shares      Unearned               Deferred
                               Employee    shares                   Comp
                               Stock       Management             Payable in     Total
                               Ownership   Recognition  Treasury    Common   Stockholders'
                               Plan        Plan         Stock       Stock       Equity
                               ---------   -----------  --------- ---------- ------------
September 30, 1998             $(414,000)   (188,887)   (1,939,384) 529,998   13,082,448

Net earnings                                                                     232,831

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                       (153,506)

Amortization of management
  recognition plan shares                     23,611                              23,611

Earned employee stock ownership
 plan shares                      17,250                                          36,656

Purchase of treasury stock                                  (9,034)   9,034
December 31, 1998              $(396,750)   (165,276)   (1,948,418) 539,032   13,222,040
                               =========    ========    ==========  =======   ==========

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)

                                                               Three Months
                                                             Ended December 31,
                                                       -----------------------------
                                                           1998             1997
                                                       ------------     ------------
Operating activities:
  Net earnings                                         $   232,831      $   213,748
  Adjustments to reconcile net earnings to net
    cash provided (used) by operations:
      (Recovery of) provision for loan losses              (41,292)          30,000
      Depreciation                                          66,205          102,750
      Amortization of premium and discount, net             (8,730)          (5,613)
      Increase in accrued interest receivable              (73,028)        (140,175)
      Increase in accrued interest payable                  23,373            5,194
      (Gain) loss on sales of foreclosed real estate          (129)          35,113
      Earned ESOP shares priced above original cost         19,406           19,191
      Decrease in Unearned ESOP Shares                      17,250           17,250
      Decrease in Unamortized Restricted Stock              23,611           23,611
      Decrease (increase) in other assets                   39,765         (420,459)
      (Decrease) increase in accrued expenses
        and other liabilities                               (6,301)         610,613
                                                       -----------      -----------
        Net cash provided by operating activities          292,961          491,223
                                                       -----------      -----------

Investing activities:
  Net decrease (increase) in loans receivable            1,076,914       (1,781,370)
  Purchases of:
    Other securities - available for sale               (1,993,875)      (1,752,954)
    Other securities - held to maturity                (14,084,531)      (9,999,063)
    Mortgage-backed & related securities -
      available for sale                                (2,255,555)        (787,709)
    FHLB stock                                             (71,300)        (150,600)
    Premises and equipment                                (114,022)        (107,451)
  Proceeds from maturities or calls of:
    Other securities - available for sale                4,385,398        7,567,116
    Other securities - held to maturity                  9,000,000                0
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                               2,332,207        1,584,841
    Mortgage-backed & related securities
      - held to maturity                                    10,603           27,352
  Net (increase) decrease in foreclosed real
    estate                                                (146,758)         249,425
                                                       -----------      -----------
        Net cash used by investing activities           (1,860,919)      (5,150,413)
                                                       -----------      -----------

                           (continued)

                                                              Three Months
                                                           Ended December 31,
                                                       ----------------------------
                                                          1998             1997
                                                       ----------       -----------
Financing activities:
  Net increase in deposits                             $ 2,240,057      $ 1,375,953
  Purchase and retirement of common stock                        0         (173,065)
  Purchase of fractional shares on stock split                   0             (837)
  Decrease in advance payments by borrowers
    for taxes and insurance                                (67,320)         (33,986)
  Net increase in Federal Home Loan Bank advances        1,924,033        6,984,333
  Decrease in other borrowed money                         (28,259)      (1,748,457)
                                                       -----------      -----------
    Net cash provided by financing activities            4,068,511        6,403,941
                                                       -----------      -----------

    Increase in cash and cash equivalents                2,500,553        1,744,751
Cash and cash equivalents, beginning of period           4,290,188        4,599,403
                                                       -----------      -----------
Cash and cash equivalents, end of period               $ 6,790,741      $ 6,344,154
                                                       ===========      ===========

Supplemental cash flow disclosures:
  Cash paid for interest on deposits                   $   957,805      $   972,667
  Cash paid for interest on borrowings                     322,827          222,631
  Cash paid for income taxes                               209,000          215,000

Supplemental noncash flow disclosures:
  Transfer of loans to real estate                     $   153,648      $         0

          FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                         (Unaudited)

                         December 31, 1998

(1) The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended September 30, 1998 of First Federal Bancorporation (the "Company"), as filed with the Securities and Exchange Commission. The September 30, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)  Basis of Preparation

     In the opinion of the Company, the accompanying unaudited
     consolidated financial   statements contain all adjustments
     (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The statement of earnings for the three month period ended December 31, 1998 is not necessarily indicative of the results which may be expected for the entire year.

(3)  Earnings Per Common Share and Common Share Equivalents

     Following is information about the computation of the earnings per share data for the three months ended
     December 31, 1998 and 1997:

                                             Three months ended                Three months ended
                                             December 31, 1998                 December 31, 1997
                                      --------------------------------   --------------------------------
                                                             Per Share                          Per Share
                                      Numerator  Denominator   Amount    Numerator  Denominator  Amount
                                      ---------- ----------- ---------   ---------  ----------- ---------
Basic earnings per share, income
  available to common stockholders     $232,891   782,689      $0.30      $213,748   770,426     $0.28
                                                               =====                             =====
Effect of dilutive securities:
  MRP shares                                        7,537                             15,291
  Stock options                                    34,841                             48,576
                                       --------   -------                 --------   -------
  Diluted earnings per share,
     income available to common
     stockholders                      $232,891   825,067       $0.28     $213,748   834,293     $0.26
                                       ========   =======       =====     ========   =======     =====

(4)  Regulatory Capital Requirements

    At December 31, 1998, the Bank met each of the current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at December 31, 1998:

                                                            Minimum for Capital      Minimum to be
                                          Actual             Adequacy Purposes      Well Capitalized
                                      ----------------      --------------------    ----------------
                                      Ratio    Amount        Ratio       Amount     Ratio     Amount
                                      --------------------------------------------------------------
Stockholders' equity,
  and ratio to total assets            8.37%    $10,833

Tangible capital,
  and ratio to adjusted total assets   8.46%    $10,780       2.00%      $2,548

Tier 1 (core) capital,
  and ratio to adjusted total assets   8.46%    $10,780       4.00%      $5,097      5.00%    $6,371

Tier 1 capital,
  and ratio to risk-weighted assets   18.04%    $10,780       4.00%      $2,390      6.00%    $3,584

Total risk-based capital,
  and ratio to risk-weighted assets   18.79%    $11,226       8.00%      $4,779     10.00%    $5,974

Total assets                         $129,488

Adjusted total assets                $127,414

Risk-weighted assets                 $ 59,741


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

Year 2000 Readiness Disclosure:

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company's Year 2000 Action Plan was presented to the Board of Directors in September 1997. The year 2000 Action Plan includes the following phases: awareness, assessment, renovation, validation and implementation. During the assessment phase, the Year 2000 Project Team identified those areas which could be affected by the year 2000 date change. During August 1998, the Company completed the renovation of both the hardware and software for its operating and teller systems. The Company is continuing to renovate some of its ancillary systems (i.e. check processing, ATM network, etc.) The Company is currently participating in user group testing of its operating and teller system. This testing has now been completed. A review and analysis of the test results
will be made prior to March 31, 1999.    Testing for other
mission-critical systems (communication software) should be completed by March 31, 1999. Based on current findings, the Company has estimated $300,000 for capital expenditures relating to Year 2000 hardware and software issues. Progress reports are presented to the Board of Directors at least quarterly.

     The most likely, worst case scenario for the transition to the Year 2000 would be the failure of the application software and teller software. Due to the complexity and time needed to convert to an alternative system in the event that the Bank's application and teller system do not operate in the Year 2000, it will be necessary to manually update information until such time that the programs and applications are corrected to accommodate the year 2000. When data processing functions are completed on December 31, 1999, a detailed trial balance of all the applications will be generated. Authorization for withdrawals will be based on the information contained in these trial balances. Any transactions completed in subsequent days will be reflected in an addendum to the trial balances on a daily basis.

Financial Condition:

     Total assets increased by $4.24 million, or 3.38%, from $125.25 million at September 30, 1998, to $129.49 million at December 31, 1998. The increase was primarily due to an increase in cash and cash equivalents, the securities portfolio of the Bank, including mortgaged-backed and related securities, and other assets, partially offset by a decrease in loans receivable. Cash and cash equivalents totaled $6.79 million at December 31, 1998, an increase of $2.50 million, or 58.28%, from September 30, 1998. The Company's securities portfolio increased $2.36 million, or 3.91%, from $60.13 million at September 30, 1998, to $62.49 million at December 31, 1998. Securities held-to-maturity increased $5.07 million, or 21.78%, from $23.30 million at September 1998, to $28.37 million at December 31, 1998. Other assets increased by $419,000, or 8.78% from $4.76 million at September 30, 1998 to $5.18 million at December 31, 1998. Due to a decrease in loan demand, loans receivable, net, decreased $1.03 million, or 1.84%, from $56.06 million at September 30, 1998 to $55.03 million at December 31, 1998.

     Deposits increased $2.24 million, or 2.60%, from $85.87 million at September 30, 1998, to $88.11 million at December 31,
1998.

     Borrowings increased $1.90 million, or 7.61%, from $24.89 million at September 30, 1998, to $26.79 million at December 31, 1998. Federal Home Loan Bank advances increased $1.92 million, or 9.40%, from $20.46 million at September 30, 1998, to $22.38 million at December 31, 1998. Borrowings in the form of repurchase agreements increased $1.27 million, or 40.55%, from $3.14 million at September 30, 1998 to $4.41 million at December 31, 1998. Repurchase agreements are primarily issued to local government units. The Bank had no federal funds purchased at December 31, 1998 compared to a balance of $1.30 million at September 30, 1998.

     Stockholders' equity increased during the three months ended December 31, 1998 by $140,000, or 1.06%, from $13.08 million at September 30, 1998, to $13.22 million at December 31, 1998. The increase was primarily a result of net earnings of $233,000, and an increase of $60,000 in the earned management recognition plan shares and the employee stock ownership plan shares. This increase was partially offset by a $154,000 decrease in the net unrealized gain on securities available for sale, net of tax effect.

Net Earnings:

     Net earnings for the three months ended December 31, 1998, increased $19,000, or 8.92%, from the three months ended December 31, 1997, from $214,000 to $233,000, respectively. This increase was primarily the result of an increase in noninterest income and a decrease in the provision for loan loss, partially offset by a decrease in net interest income and an increase in noninterest expenses during the period.

Net Interest Income:

     Net interest income decreased by $8,000, or 0.87%, for the three months ended December 31, 1998, compared to the three months ended December 31, 1997. The Company increased its average interest earning assets by $11.72 million, or 10.85%, while the net interest margin decreased from 3.28% for the three months ended December 31, 1997, to 2.93% for the three months ended December 31, 1998. The primary reason for the decrease in the net interest income during the periods, was a 47 basis point decrease in the average yield on interest earning assets, which was partially offset by a 14 basis point decrease in the average cost of interest bearing liabilities.

Interest Income:

     Interest income increased by $86,000, or 4.12%, from $2.09 million for the three months ended December 31, 1997, to $2.18 million for the three months ended December 31, 1998. The increase in interest income is primarily a result of a $11.72 million increase in average interest earning assets, partially offset by a decrease in the average yield on interest earning assets from 7.69% for the three months ended December 31, 1997, to 7.22% for the three months ended December 31, 1998. The primary reason for the decrease in the average yield on interest earning assets was the refinancing activity in the lending area, which resulted in a 44 basis point decrease in the average yield on loans.

Interest Expense:

     Interest expense increased by $94,000, or 7.84%, from $1.20 million for the three months ended December 31, 1997, to $1.29 million for the three months ended December 31, 1998. The increase in interest expense is primarily a result of an $11.04 million increase in average interest bearing liabilities, partially offset by a decrease in the average cost of interest bearing liabilities from 4.78% for the three months ended December 31, 1997, to 4.64% for the three months ended December 31, 1998.


Provision for Loan Losses:

     Due to a decrease in the level of classified assets during the three months ended December 31, 1998, to $1.03 million at December 31, 1998 from $1.13 million at September 30, 1998, the Bank reversed a portion of the provision for loan losses established in prior periods. As a result, the Bank's provision for loan losses decreased $71,000, from $30,000 for the three months ended December 31, 1997, to ($41,000) for the three months ended December 31, 1998. Adjustments to the Bank's provision for loan losses is a result of management's ongoing evaluation of the loan portfolio.


Non-Interest Income:

     Total non-interest income increased by $3,000, or 2.15%, from $150,000 for the three months ended December 31, 1997, to $153,000 for the three months ended December 31, 1998. This increase was primarily due to a $35,000 decrease in the loss incurred on the sale of foreclosed real estate along with a $13,000 increase in related real estate owned expenses. This was partially offset by a $19,000 decrease in fees and service charges, primarily deposit related fees, ATM access fees, the change in the billing of safe deposit box fees, and the elimination of certain IRA related fees.

Non-Interest Expense:

     Total non-interest expense increased by $17,000, or 2.61%, from $670,000 for the three months ended December 31, 1997, to $687,000 for the three months ended December 31, 1998. This increase was primarily for the following reasons: (i) an $11,000 increase in compensation and employee benefits; (ii) a $4,000 increase in data processing expense; (iii) a $2,000 increase in advertising expense; and, (iv) a $14,000 increase in other noninterest expense, primarily professional services. These increases were partially offset by a $13,000 decrease in occupancy expense.

Income Tax Expense:

     Income tax expense increased by $30,000, or 23.42%, from $129,000 for the three months ended December 31, 1997, to $159,000 for the three months ended December 31, 1998.

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

     The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the three months ended December 31, 1998, the Bank's loan originations and purchases totaled $5.13 million. The Company purchased investment securities and mortgage-backed and related securities during the three months ended December 31, 1998 of $18.33 million. Securities held-to-maturity increased to $28.37 million at December 31, 1998 from $23.30 million at September 30, 1998.

     The primary financing activity of the Bank is the attraction of deposits and secured borrowings. During the three months ended December 31, 1998, the Bank experienced a net increase in deposits of $2.24 million, or 2.60%, from $85.87 million at September 30, 1998 to $88.11 million at December 31, 1998.

     The Bank has utilized retail repurchase agreements as a source of funding. At December 31, 1998, repurchase agreements totaled $4.41 million compared to $3.14 million at September 30, 1998.

     At December 31, 1998, the FHLB advances are secured by the FHLB stock and a blanket pledge of residential loans, and governmental agency securities. Under the agreement, the Bank must maintain eligible collateral in amounts exceeding 125 percent of the outstanding advances. At December 31, 1998, the Bank had $22.38 million in advances outstanding with the FHLB compared to $20.46 million at September 30, 1998.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4.00%. The Bank's average daily liquidity ratio for the month ended December 31, 1998 was 40.10%.

     The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1998, cash and cash equivalents totaled $6.79 million.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 1998, the Bank had commitments to originate or purchase loans of $585,000. Certificates of deposits which are scheduled to mature in one year or less at December 31, 1998, totaled $32.93 million. Management believes that a significant portion of such deposits will remain with the Bank.

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

          None.

ITEM 5:   Other Information.


ITEM 6:   Exhibits and Reports on Form 8-K.

          (a)   The following exhibits are being filed herewith:

                Exhibit 27.1  Financial Data Schedule for the
                              Three Months Ended December 31,
                              1998

                Exhibit 27.2  Restated Financial Data Schedule
                              for the Three Months Ended
                              December 31, 1997

          (b)   Form 8-K

                None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST FEDERAL BANCORPORATION
                                                                Registrant


Date: February 9, 1999   /s/ William R. Belford
      ----------------   ----------------------
                         William R. Belford, President
                         and Chief Executive Officer
                         (Duly Authorized Officer)


Date: February 9, 1999   /s/ Dennis M. Vorgert
      ----------------   ----------------------
                         Dennis M. Vorgert, Vice President
                         (Principal Financial Officer)