Form 10QSB
period 1999-03-31
FIRST FEDERAL BANCORPORATION /MN/
filed 1999-05-11
CIK 933461

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 _______________________________________

                           FORM 10-QSB

MARK ONE

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                Yes (X)           No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                           Outstanding at March 31, 1999
-----                           -----------------------------
Common Stock, $.01 par value                 980,275

                FIRST FEDERAL BANCORPORATION

                        CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements                          Page
                                                            ----
              Consolidated Balance Sheets at
                March 31, 1999 and September 30, 1998        3

              Consolidated Statements of Earnings for
                the Three Months and Six Months Ended
                March 31, 1999 and 1998                      5

              Consolidated Statement of Stockholders'
                Equity for the Six Months Ended
                March 31, 1999                               6

              Consolidated Statements of Cash Flows for
                the Six Months Ended March 31, 1999
                and 1998                                     7

              Notes to Consolidated Financial Statements     9

     Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  11

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                             16

     Item 2:  Changes in Securities                         16

     Item 3:  Defaults Upon Senior Securities               16

     Item 4:  Submission of Matters to a Vote of
                Security Holders                            16

     Item 5:  Other Materially Important Events             17

     Item 6:  Exhibits and Reports on Form 8-K              17

     Signatures                                             18

                      PART 1 - FINANCIAL STATEMENTS
             FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                            March 31,      September 30,
                                              1999             1998
                                           ----------      ------------
            ASSETS
Cash                                       $  1,796,299    $  2,056,775
Interest-bearing deposits with banks          2,804,941       2,233,413
                                           ------------    ------------
        Cash and cash equivalents             4,601,240       4,290,188

Securities available for sale:
  Mortgage-backed and related
    securities (amortized cost of
    $16,126,332 and $16,866,562)             16,162,415      17,101,174
  Other securities (amortized cost of
    $15,557,641 and $19,593,156)             15,490,220      19,732,385
                                           ------------    ------------
     Total securities available for sale     31,652,635      36,833,559
                                           ------------    ------------
Securities held to maturity:
  Mortgage-backed and related
    securities (estimated market value
    of $266,946 and $309,944)                   266,520         306,957
   Other securities (estimated market
     value of $33,026,562 and
     $23,135,818)                            33,573,506      22,992,251
                                           ------------    ------------
     Total securities held to maturity       33,840,026      23,299,208
                                           ------------    ------------

Loans receivable, net                        54,340,918      56,063,951
Federal Home Loan Bank stock, at cost         1,219,300       1,148,000
Foreclosed real estate, net                     257,744         152,754
Accrued interest receivable                   1,102,527         991,507
Premises and equipment, net                   2,112,534       2,098,531
Other assets                                    696,280         372,930
                                           ------------    ------------
     Total assets                          $129,823,204    $125,250,628
                                           ============    ============
  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                   $ 85,873,776    $ 85,866,264
Repurchase Agreements                         5,500,000       3,135,488
Federal Home Loan Bank Advances              23,347,173      20,457,185
Federal funds purchased                         600,000       1,300,000
Advance payments by borrowers for
 taxes and insurance                            199,376         163,022
Accrued interest payable                        525,887         543,886
Accrued expenses and other liabilities          598,919         702,335
                                           ------------    ------------
     Total liabilities                      116,645,131     112,168,180

                                    (continued)

                                            March 31,      September 30
                                              1999             1998
                                           ----------      ------------
Stockholders' Equity:
  Common stock ($.01 par value):
    authorized 4,000,000 shares;
    issued 980,275 shares and 993,275
    shares                                 $      9,803    $      9,933
   Additional paid-in-capital                 6,121,218       6,173,130
   Retained earnings, subject to certain
     restrictions                             8,996,094       8,691,092
   Other comprehensive income,
     unrealized (loss) gain on securities
     available for sale, net of tax effect      (18,490)        220,566
   Unearned employee stock ownership plan
     shares                                    (379,500)       (414,000)
   Unearned shares management recognition
     plan                                      (141,666)       (188,887)
   Treasury stock, at cost, 192,505 and
     191,534 shares                          (1,969,810)     (1,939,384)
   Deferred compensation payable in
     common stock                               560,424         529,998
                                           ------------    ------------
     Total stockholders' equity              13,178,073      13,082,448
                                           ------------    ------------
     Total liabilities and
      stockholders' equity                 $129,823,204    $125,250,628
                                           ============    ============

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

                                      Three Months Ended        Six Months Ended
                                            March 31,                March 31,
                                      ---------------------    --------------------
                                         1999        1998        1999        1998
                                      ----------  ---------    --------    --------
Interest income:
   Loans receivable                   $1,101,702   $1,208,727  $2,305,608 $2,456,047
   Mortgage-backed and related
    securities                           258,640      297,339     524,099    603,183
   Other securities                      751,975      578,904   1,429,479  1,103,325
   Interest-bearing deposits with banks   12,976       20,785      25,728     22,794
   Other                                  18,790       13,641      38,068     26,560
                                      ----------   ----------  ---------- ----------
                                       2,144,083    2,119,396   4,322,982  4,211,909
                                      ----------   ----------  ---------- ----------
Interest expense:
   Deposits                              929,521      933,366   1,901,399  1,900,138
   Borrowings                            347,447      263,899     670,274    497,619
                                      ----------   ----------  ---------- ----------
                                       1,276,968    1,197,265   2,571,673  2,397,757
                                      ----------   ----------  ---------- ----------
      Net interest income                867,115      922,131   1,751,309  1,814,152
Provision for loan losses                 47,086       30,500       5,794     60,500
                                      ----------   ----------  ---------- ----------
      Net interest income after
       provision for loan losses         820,029      891,631   1,745,515  1,753,652
                                      ----------   ----------  ---------- ----------

Noninterest income:
   Fees and service charges              133,629      139,736     278,757    303,914
   (Loss) gain on sales of
     foreclosed real estate               (7,143)         508      (7,011)   (34,605)
   Other                                  11,476        9,189      19,625     30,296
                                      ----------   ----------  ---------- ----------
       Total noninterest income          137,962      149,433     291,371    299,605
                                      ----------   ----------  ---------- ----------
Noninterest expense:
   Compensation and employee benefits    394,713      432,117     790,323    817,018
   Occupancy                             129,221      123,659     251,265    258,793
   Federal deposit insurance premiums     13,162       13,098      25,686     26,141
   Data processing                        18,276       20,616      41,471     39,685
   Advertising                            35,065       28,224      57,838     48,890
   Other                                 146,614      157,942     257,766    254,940
                                      ----------   ----------  ---------- ----------
       Total noninterest expense         737,051      775,656   1,424,349  1,445,467
                                      ----------   ----------  ---------- ----------
       Earnings before income tax
         expense                         220,940      265,408     612,537    607,790
Income tax expense                        78,903       97,190     237,669    225,824
                                      ----------   ----------  ---------- ----------
Net earnings                          $  142,037   $  168,218  $  374,868 $  381,966
                                      ==========   ==========  ========== ==========
Earnings per share:
   Basic                              $     0.18   $     0.22 $      0.48 $     0.50
                                      ----------   ----------  ---------- ----------
   Diluted                            $     0.17   $     0.20 $      0.46 $     0.46
                                      ----------   ----------  ---------- ----------

Comprehensive income                  $   56,487   $  175,724  $  135,812 $  441,648
                                      ==========   ==========  ========== ==========

                   FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                   Consolidated Statement of Stockholders' Equity
                                      (Unaudited)

                                                                        Unrealized
                                                                        gain (loss)
                                                Additional              on securities
                                    Common      Paid-in     Retained    available for
                                    Stock       Capital     Earnings    sale, net
                                    ------      ----------  --------    -------------
September 30, 1998                  $9,933       6,173,130   8,691,092     220,566

Net earnings                                                   374,868

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                 (239,056)

Purchase and retirement of
  common stock                        (130)        (86,628)    (69,866)

Amortization of management
  recognition plan shares

Earned employee stock ownership
 plan shares                                        34,716

Purchase of treasury stock

Increase in Deferred Comp
 Payable in Common Stock
                                    ------      ----------  ----------   ---------
March 31, 1999                      $9,803       6,121,218   8,996,094     (18,490)
                                    ======      ==========  ==========   =========
                               Unearned
                               shares      Unearned               Deferred
                               Employee    shares                   Comp
                               Stock       Management             Payable in     Total
                               Ownership   Recognition  Treasury    Common   Stockholders'
                               Plan        Plan         Stock       Stock       Equity
                               ---------   -----------  --------- ---------- ------------
September 30, 1998             $(414,000)   (188,887)   (1,939,384) 529,998   13,082,448

Net earnings                                                                     374,868

Change in unrealized gain (loss)
  on securities available for
  sale, net of tax effect                                                       (239,056)

Purchase and retirement of
  common stock                                                                  (156,624)

Amortization of management
  recognition plan shares                     47,221                              47,221

Earned employee stock ownership
 plan shares                      34,500                                          69,216

Purchase of treasury stock                                 (30,426)              (30,426)

Increase in Deferred Comp
   Payable in Common Stock                                           30,426       30,426
                               ---------    --------    ----------  -------   ----------
March 31, 1999                 $(379,500)   (141,666)   (1,969,810) 560,424   13,178,073
                               =========    ========    ==========  =======   ==========

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)

                                                               Six Months
                                                             Ended March 31,
                                                       -----------------------------
                                                           1999             1998
                                                       ------------     ------------
Operating activities:
  Net earnings                                         $   374,868      $   381,966
  Adjustments to reconcile net earnings to net
    cash provided (used) by operations:
      Provision for loan losses                              5,794           60,500
      Depreciation                                         132,024          164,509
      Amortization of premium and discount, net            (30,965)         (52,130)
      (Increase) decrease in accrued interest
        receivable                                        (111,020)          52,735
      Decrease in accrued interest payable                 (17,999)          (4,627)
      Loss on sales of foreclosed real estate                7,014           34,605
      Earned ESOP shares priced above original cost         34,716           39,567
      Decrease in Unearned ESOP Shares                      34,500           34,500
      Decrease in Unamortized Restricted Stock              47,221           47,222
      Increase in Deferred Comp Payable in Common Stock     30,426           42,658
      Increase in other assets                            (164,241)        (622,561)
      (Decrease) increase in accrued expenses
        and other liabilities                             (103,416)         111,491
                                                       -----------      -----------
        Net cash provided by operating activities          238,922          290,435
                                                       -----------      -----------

Investing activities:
  Net decrease (increase) in loans receivable            1,717,239         (125,339)
  Purchases of:
    Other securities - available for sale               (7,527,790)      (4,761,685)
    Other securities - held to maturity                (24,081,719)     (14,997,813)
    Mortgage-backed & related securities -
      available for sale                                (3,997,095)      (3,296,117)
    FHLB stock                                             (71,300)        (150,600)
    Premises and equipment                                (146,027)        (143,056)
  Proceeds from maturities or calls of:
    Other securities - available for sale               11,585,457       14,717,664
    Other securities - held to maturity                 13,500,000        4,500,000
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                               4,746,842        2,887,703
    Mortgage-backed & related securities
      - held to maturity                                    40,197           58,779
  Net (increase) decrease in foreclosed real
    estate                                                (104,990)         227,938
                                                       -----------      -----------
        Net cash used by investing activities           (4,339,186)      (1,082,526)
                                                       -----------      -----------

                           (continued)

                                                              Six Months
                                                           Ended March 31,
                                                       ----------------------------
                                                          1999             1998
                                                       ----------       -----------
Financing activities:
  Net increase in deposits                             $     7,512      $    31,719
  Purchase and retirement of common stock                 (156,624)        (173,065)
  Purchase of treasury stock                               (30,426)         (42,658)
  Purchase of fractional shares on stock split                   0             (837)
  Increase (decrease) in advance payments by borrowers
    for taxes and insurance                                 36,354          (10,895)
  Net increase in Federal Home Loan Bank advances        2,889,988        3,462,592
  Increase (decrease) in other borrowed money            1,664,512       (2,311,875)
                                                       -----------      -----------
    Net cash provided by financing activities            4,411,316          954,981
                                                       -----------      -----------

    Increase in cash and cash equivalents                  311,052          162,890
Cash and cash equivalents, beginning of period           4,290,188        4,599,403
                                                       -----------      -----------
Cash and cash equivalents, end of period               $ 4,601,240      $ 4,762,293
                                                       ===========      ===========

Supplemental cash flow disclosures:
  Cash paid for interest on deposits                   $ 1,935,188      $ 1,922,884
  Cash paid for interest on borrowings                     654,484          479,500
  Cash paid for income taxes                               437,500          573,200

Supplemental noncash flow disclosures:
  Transfer of loans to real estate                     $   174,271      $         0

          FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                         (Unaudited)

                           March 31, 1999

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

(2)  Basis of Preparation

     In the opinion of the Company, the accompanying unaudited
     consolidated financial   statements contain all adjustments
     (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The statements of earnings for the three and six month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

(3)  Earnings Per Common Share and Common Share Equivalents

     Following is information about the computation of the earnings per share data for the three months ended March
     31,1999 and 1998:

                                             Three months ended                Three months ended
                                               March 31, 1999                    March 31, 1998
                                      --------------------------------   --------------------------------
                                                             Per Share                          Per Share
                                      Numerator  Denominator   Amount    Numerator  Denominator  Amount
                                      ---------- ----------- ---------   ---------  ----------- ---------
Basic earnings per share, income
  available to common stockholders     $142,037   783,924      $0.18      $168,218   769,568     $0.22
                                                               =====                             =====
Effect of dilutive securities:
  MRP shares                                        5,687                             16,856
  Stock options                                    25,253                             54,101
                                       --------   -------                 --------   -------
  Diluted earnings per share,
     income available to common
     stockholders                      $142,037   814,864       $0.17     $168,218   840,525     $0.20
                                       ========   =======       =====     ========   =======     =====

     Following is information about the computation of the earnings per share data for the six months ended March
     31,1999 and 1998:

                                              Six months ended                  Six months ended
                                               March 31, 1999                     March 31, 1998
                                      --------------------------------   --------------------------------
                                                             Per Share                          Per Share
                                      Numerator  Denominator   Amount    Numerator  Denominator  Amount
                                      ---------- ----------- ---------   ---------  ----------- ---------
Basic earnings per share, income
  available to common stockholders     $374,868   783,300      $0.48      $381,966   770,002     $0.50
                                                               =====                             =====
Effect of dilutive securities:
  MRP shares                                        6,622                             16,064
  Stock options                                    30,099                             51,309
                                       --------   -------                 --------   -------
  Diluted earnings per share,
     income available to common
     stockholders                      $374,868   820,021      $0.46      $381,966   837,375     $0.46
                                       ========   =======      =====      ========   =======     =====


(4)  Regulatory Capital Requirements

     At March 31, 1999, the Bank met each of the current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 1999:

                                                            Minimum for Capital      Minimum to be
                                          Actual             Adequacy Purposes      Well Capitalized
                                      ----------------      --------------------    ----------------
                                      Ratio    Amount        Ratio       Amount     Ratio     Amount
                                      --------------------------------------------------------------
Stockholders' equity,
  and ratio to total assets            8.32%    $10,643

Tangible capital,
  and ratio to adjusted total assets   8.35%    $10,674       2.00%      $2,558

Tier 1 (core) capital,
  and ratio to adjusted total assets   8.35%    $10,674       4.00%      $5,116      5.00%    $6,395

Tier 1 capital,
  and ratio to risk-weighted assets   17.76%    $10,674       4.00%      $2,405      6.00%    $3,607

Total risk-based capital,
  and ratio to risk-weighted assets   18.56%    $11,155       8.00%      $4,809     10.00%    $6,011

Total assets                         $127,845

Adjusted total assets                $127,898

Risk-weighted assets                 $ 60,113


(5) During the three months ended March 31, 1999, the Company repurchased 13,000 shares under the Company's repurchase program which was approved on September 3, 1998. The repurchased shares were retired by the Company.

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

Year 2000 Readiness Disclosure:

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to intrepret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company's Year 2000 Action Plan was presented to the Board of Directors in September 1997. The year 2000 Action Plan includes the following phases: awareness, assessment, renovation, validation and implementation. During the assessment phase, the Year 2000 Project Team identified those areas which could be affected by the year 2000 date change. During August 1998, the Company completed the renovation of both the hardware and software for its operating and teller systems. The Company is continuing to renovate some of its ancillary systems (i.e. check processing, ATM network, etc.) The Company has participated in user group testing of its operating and teller system. This testing has now been completed. A review and analysis of the test results is currently in process and will be completed by June 30, 1999. Testing for other mission-critical systems (communication software) should be completed by June 30, 1999. The Company has incurred $412,000 for capital expenditures relating to Year 2000 hardware and software issues. Progress reports are presented to the Board of Directors at least quarterly.

     The most likely, worst case scenario for the transition to the Year 2000 would be the failure of the application software and teller software. Due to the complexity and time needed to convert to an alternative system in the event that the Bank's application and teller system do not operate in the Year 2000, it will be necessary to manually update information until such time that the programs and applications are corrected to accomodate the year 2000. When data processing functions are completed on December 31, 1999, a detailed trial balance of all the applications will be generated. Authorization for withdrawals will be based on the information contained in these trial balances. Any transations completed in subsequent days will be reflected in an addendum to the trial balances on a daily basis.

Financial Condition:

     Total assets increased by $4.57 million, or 3.65%, from $125.25 million at September 30, 1998, to $129.82 million at March 31, 1999. The increase was primarily due to an increase in cash and cash equivalents, the securities portfolio of the Bank, including mortgaged-backed and related securities, and other assets, partially offset by a decrease in loans receivable. Cash and cash equivalents totaled $4.60 million at March 31, 1999, an increase of $311,000, or 7.25%, from September 30, 1998. The Company's securities portfolio increased $5.36 million, or 8.91%, from $60.13 million at September 30, 1998, to $65.49 million at March 31, 1999. Securities held-to-maturity increased $10.54 million, or 45.24%, from $23.30 million at September 1998, to $33.84 million at March 31, 1999. Other assets increased by $625,000, or 13.11% from $4.76 million at September 30, 1998 to $5.39 million at March 31, 1999. Due to a decrease in loan demand, loans receivable, net, decreased $1.72 million, or 3.07%, from $56.06 million at September 30, 1998 to $54.34 million at March 31, 1999.

     Deposits remained virtually unchanged from September 30, 1998, to March 31, 1999. The balance of deposits remained at $85.87 million at the end of each period.

     Borrowings increased $4.56 million, or 18.29%, from $24.89 million at September 30, 1998, to $29.45 million at March 31, 1999. Federal Home Loan Bank advances increased $2.89 million, or 14.12%, from $20.46 million at September 30, 1998, to $23.35 million at March 31, 1999. Borrowings in the form of repurchase agreements increased $2.36 million, or 75.41%, from $3.14 million at September 30, 1998 to $5.50 million at March 31, 1999. Repurchase agreements are primarily issued to local government units. Federal funds purchased decreased $700,000, or 53.84%, from $1.30 million at September 30, 1998 to $600,000 at March 31, 1999.

     Stockholders' equity increased during the six months ended March 31, 1999 by $96,000, or 0.73%, from $13.08 million at
September 30, 1998, to $13.18 million at March 31, 1999. The increase was primarily a result of net earnings of $375,000, and an increase of $117,000 in the earned management recognition plan shares and the employee stock ownership plan shares. This increase was partially offset by a $239,000 decrease in the net unrealized gain on securities available for sale, net of tax effect, and $157,000 in the purchase and retirement of common stock.

Net Earnings:

     Net earnings for the three months ended March 31, 1999, decreased $26,000, or 15.56%, from the three months ended March 31, 1998, from $168,000 to $142,000, respectively. This decrease was primarily the result of a decrease in net interest income, noninterest income and an increase in the provision for loan loss, partially offset by a decrease in noninterest expenses during the period. Net earnings for the six months ended March 31, 1999, decreased $7,000, or 1.85%, from the six months ended March 31, 1998, from $382,000 to $375,000, respectively. This decrease was primarily the result of a decrease in net interest income and noninterest income, partially offset by a decrease in noninterest expenses and provisions for loan loss during the period.

Net Interest Income:

     Net interest income decreased by $55,000, or 5.96%, for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. The Company increased its average interest earning assets by $13.48 million, or 12.25%, while the net interest margin decreased from 3.40% for the three months ended March 31, 1998, to 2.85% for the three months ended March 31, 1999. The primary reason for the decrease in the net interest income during the periods, was a 78 basis point decrease in the average yield on interest earning assets, which was partially offset by a 27 basis point decrease in the average cost of interest bearing liabilities. Net interest income decreased by $63,000, or 3.46%, for the six months ended March 31, 1999, compared to the six months ended March 31, 1998. The Company increased its average interest earning assets by $12.73 million, or 11.68%, while the net interest margin decreased from 3.34% for the six months ended March 31, 1998, to 2.89% for the six months ended March 31, 1999. The primary reason for the decrease in the net interest income during the periods, was a

63 basis point decrease in the average yield on interest earning assets, which was partially offset by a 20 basis point decrease in the average cost of interest bearing liabilities.

Interest Income:

     Interest income increased by $25,000, or 1.16%, from $2.12 million for the three months ended March 31, 1998, to $2.14 million for the three months ended March 31, 1999. The increase in interest income is primarily a result of a $13.48 million increase in average interest earning assets, partially offset by a decrease in the average yield on interest earning assets from 7.82% for the three months ended March 31, 1998, to 7.04% for the three months ended March 31, 1999. The primary reason for the decrease in the average yield on interest earning assets was the refinancing activity in the lending area, which resulted in a 74 basis point decrease in the average yield on loans. In addition, the low rate environment has resulted in a 63 basis point decrease in the average yield on the security portfolio. Interest income increased by $111,000, or 2.63%, from $4.21 million for the six months ended March 31, 1998, to $4.32 million for the six months ended March 31, 1999. The increase in interest income is primarily a result of a $12.73 million increase in average interest earning assets, partially offset by a decrease in the average yield on interest earning assets from 7.75% for the six months ended March 31, 1998, to 7.12% for the six months ended March 31, 1999. The primary reason for the decrease in the average yield on interest earning assets was the refinancing activity in the lending area, which resulted in a 58 basis point decrease in the average yield on loans. In addition, the low rate environment has resulted in a 44 basis point decrease in the average yield on the security portfolio.

Interest Expense:

     Interest expense increased by $80,000, or 6.65%, from $1.20 million for the three months ended March 31, 1998, to $1.28 million for the three months ended March 31, 1999. The increase in interest expense is primarily a result of a $13.16 million increase in average interest bearing liabilities, partially offset by a decrease in the average cost of interest bearing liabilities from 4.79% for the three months ended March 31, 1998, to 4.52% for the three months ended March 31, 1999. The low rate environment has resulted in a 24 basis point decrease in the average cost of deposits, while the average cost of other borrowings decreased 64 basis points. Interest expense increased by $174,000, or 7.25%, from $2.40 million for the six months ended March 31, 1998, to $2.57 million for the six months ended March 31, 1999. The increase in interest expense is primarily a result of a $12.09 million increase in average interest bearing liabilities, partially offset by a decrease in the average cost of interest bearing liabilities from 4.78% for the six months ended March 31, 1998, to 4.58% for the six months ended March 31, 1999. The low rate environment has resulted in a 18 basis point decrease in the average cost of deposits, while the average cost of other borrowings decreased 59 basis points.

Provision for Loan Losses:

     The Bank's provision for loan losses increased $17,000, from $30,000 for the three months ended March 31, 1998, to $47,000 for the three months ended March 31, 1999. The Bank's provision for loan losses decreased $55,000, from $61,000 for the six months ended March 31, 1998, to $6,000 for the six months ended March 31, 1999. Adjustments to the Bank's provision for loan losses is a result of management's ongoing evaluation of the loan portfolio.

Non-Interest Income:

     Total non-interest income decreased by $11,000, or 7.67%, from $149,000 for the three months ended March 31, 1998, to $138,000 for the three months ended March 31, 1999. This decrease was primarily due to a $6,000 decrease in fees and service charges, primarily loan related fees and an $8,000 increase in the loss incurred on the sale of foreclosed real estate. This was partially offset by a $3,000 increase in other non-interest income categories. Total non-interest income decreased by $8,000, or 2.74%, from $300,000 for the six months ended March 31, 1998, to $292,000 for the six months ended March 31, 1999. This decrease was primarily due to a $25,000 decrease in fees and service charges, primarily deposit and loan related fees, ATM access fees, a change in the billing of safe deposit box fees and the elimination of certain IRA related fees; and a $13,000 increase in real estate owned expenses. This was partially offset by a $26,000 decrease in the loss incurred on the sale of real estate owned and a $4,000 increase in other non-interest income categories.

Non-Interest Expense:

     Total non-interest expense decreased by $39,000, or 4.97%, from $776,000 for the three months ended March 31, 1998, to $737,000 for the three months ended March 31, 1999. This decrease was primarily for the following reasons: (i) a $37,000 decrease in compensation and employee benefits; (ii) a $2,000 decrease in data processing expense; (iii) an $8,000 decrease in professional services; and (iv) a $3,000 decrease in other non-interest expenses. These decreases were partially offset by a $5,000 increase in occupancy expense and a $6,000 increase in marketing expenses. Total non-interest expense decreased by $21,000, or 1.46%, from $1.45 million for the six months ended March 31, 1998, to $1.42 million for the six months ended March 31, 1999. This decrease was primarily for the following reasons: (i) a $27,000 decrease in compensation and employee benefits; (ii) a $7,000 decrease in occupancy expense; and (iii) a $2,000 decrease in other non-interest expenses. These decreases were partially offset by: (i) a $2,000 increase in data processing expense; (ii) a $9,000 increase in marketing expense; and, (iii) a $4,000 increase in professional services.

Income Tax Expense:

     Income tax expense decreased by $26,000, or 15.56%, from $168,000 for the three months ended March 31, 1998, to $142,000 for the three months ended March 31, 1999. Income tax expense decreased by $7,000, or 1.85%, from $382,000 for the six months ended March 31, 1998, to $375,000 for the six months ended March 31, 1999.

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

     The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the six months ended March 31, 1999, the Bank's loan originations and purchases totaled $9.97 million. The Company purchased investment securities and mortgage-backed and related securities during the six months ended March 31, 1999 of $35.61 million. Securities held-to-maturity increased to $33.84 million at March 31, 1999 from $23.30 million at September 30, 1998.

     The primary financing activity of the Bank is the attraction of deposits and secured borrowings. During the six months ended March 31,1999, deposits at the Bank remained relatively stable at $85.87 million.

     The Bank has utilized retail repurchase agreements as a source of funding. At March 31, 1999, repurchase agreements totaled $5.50 million compared to $3.14 million at September 30, 1998.

     At March 31, 1999, the FHLB advances are secured by the FHLB stock and a blanket pledge of residential loans, and governmental agency securities. Under the agreement, the Bank must maintain eligible collateral in amounts exceeding 125 percent of the outstanding advances. At

March 31, 1999, the Bank had $23.35 million in advances outstanding with the FHLB compared to $20.46 million at September 30, 1998.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4.00%. The Bank's average daily liquidity ratio for the month ended March 31, 1999 was 37.47%.

     The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1999, cash and cash equivalents totaled $4.60 million.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 1999, the Bank had commitments to originate or purchase loans of $24,000. Certificates of deposits which are scheduled to mature in one year or less at March 31, 1999, totaled $39.48 million. Management believes that a significant portion of such deposits will remain with the Bank.

    FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES

             PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          Not Applicable.

ITEM 3:   Defaults Upon Senior Securities

          Not Applicable.

ITEM 4:   Submission of Matters to a Vote of Security Holders.

          On January 19, 1999, the Annual Meeting of the
          Stockholders was held for the following two proposals: (1) election of two directors of the Company, and (2) approval of the Company's second
          Stock Option and Incentive Plan. There were outstanding and entitled to vote 993,275 shares of the common stock of the Company.

          Proposal (1): Election of Directors: There were represented at the Annual Meeting in person or by proxy the holders of 828,665 shares of the Company's common stock, representing 83.42% of the total votes eligible to be cast, constituting more than a majority of the outstanding shares entitled to vote.

          The following is a record of the votes cast:

                                             Vote
                                      ------------------
                                              Against or
                                      For      withheld
                                      ---     ----------

           Election of directors:
               Martin R. Sathre       827,571     1,094
               Dean J. Thompson       828,471       194


          Proposal (2):  Approval of the Company's second
          Stock Option and Incentive Plan: There were represented at the Annual Meeting in person or by proxy the holders of 678,997 shares of the Company's common stock, representing 68.35% of the total votes eligible to be cast, constituting more than a majority of the outstanding shares entitled to vote.

          The following is a record of the votes cast:

                                                  Percentage of
                                      Number of   Votes Eligible
                                         Votes      to be cast
                                      ---------   --------------

          For                          622,861        62.71%
          Against                       50,001         5.03
          Abstain                        6,135         0.62

ITEM 5:   Other Information.

ITEM 6:   Exhibits and Reports on Form 8-K.

          Exhibit 27 - Financial Data Schedule

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     FIRST FEDERAL BANCORPORATION
                     Registrant


Date:May 10, 1999    /s/ William R. Belford
     ------------    -------------------------------------------
                     William R. Belford, President and Chief
                     Executive Officer (Duly Authorized Officer)

Date:May 10, 1999    /s/ Dennis M.Vorgert
     ------------    -------------------------------------------
                     Dennis M. Vorgert, Vice President
                     (Principal Financial Officer)