Form 10QSB
period 1999-06-30
FIRST FEDERAL BANCORPORATION /MN/
filed 1999-08-16
CIK 933461

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
               ___________________________________

                           FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                 Commission File Number 0-25704


                   FIRST FEDERAL BANCORPORATION
                   ----------------------------
      (Exact name of Registrant as specified in its Charter)


        Minnesota                              41-1796238
--------------------------                -------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification Number)


   214 5th Street, Bemidji, Minnesota          56601-9983
-----------------------------------------      -----------
(Address of principal executive offices)       (Zip Code)


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

                   Yes (X)             No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                               Outstanding at June 30, 1999
----------------------------        ----------------------------
Common Stock, $.01 par value                 1,450,849

                 FIRST FEDERAL BANCORPORATION

                          CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements                        Page
                                                           ----

               Consolidated Balance Sheets at
                June 30, 1999 and September 30, 1998         3

               Consolidated Statements of Earnings for
                the Three Months and Nine Months
                Ended June 30, 1999 and 1998                 5

               Consolidated Statement of Stockholders'
                Equity for the Nine Months Ended
                June 30, 1999                                6

               Consolidated Statements of Cash Flows for
                the Nine Months Ended June 30, 1999
                and 1998                                     7

               Notes to Consolidated Financial Statements    9

     Item 2:   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  12


PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                            17

     Item 2:   Changes in Securities                        17

     Item 3:   Defaults Upon Senior Securities              17

     Item 4:   Submission of Matters to a Vote of
                Security Holders                            17

     Item 5:   Other Materially Important Events            17

     Item 6:   Exhibits and Reports on Form 8-K             17

     Signatures                                             18

                      PART 1 - FINANCIAL STATEMENTS
             FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                             June 30       September 30
                                              1999             1998
                                           ----------      ------------
            Assets
Cash                                       $  1,744,218    $  2,056,775
Interest-bearing deposits with banks          3,762,003       2,233,413
                                           ------------    ------------
        Cash and cash equivalents             5,506,221       4,290,188

Securities available for sale:
  Mortgage-backed and related
    securities (amortized cost of
    $16,394,904 and $16,866,562)             16,214,837      17,101,174
  Other securities (amortized cost of
    $14,678,250 and $19,593,156)             14,405,489      19,732,385
                                           ------------    ------------
     Total securities available for sale     30,620,326      36,833,559
                                           ------------    ------------
Securities held to maturity:
  Mortgage-backed and related
    securities (estimated market value
    of $256,894 and $309,944)                   257,018         306,957
   Other securities (estimated market
     value of $32,254,759 and
     $23,135,818)                            33,573,917      22,992,251
                                           ------------    ------------
     Total securities held to maturity       33,830,935      23,299,208
                                           ------------    ------------

Loans receivable, net                        55,130,832      56,063,951
Federal Home Loan Bank stock, at cost         1,219,300       1,148,000
Foreclosed real estate, net                     186,994         152,754
Accrued interest receivable                   1,142,820         991,507
Premises and equipment, net                   2,097,664       2,098,531
Other assets                                    763,766         372,930
                                           ------------    ------------
     Total assets                          $130,498,858    $125,250,628
                                           ============    ============
     Liabilities and Stockholders' Equity

Deposits                                   $ 87,743,805    $ 85,866,264
Repurchase Agreements                         5,400,000       3,135,488
Federal Home Loan Bank Advances              22,982,049      20,457,185
Federal funds purchased                          20,000       1,300,000
Advance payments by borrowers for
 taxes and insurance                            111,722         163,022
Accrued interest payable                        547,257         543,886
Accrued expenses and other liabilities          628,759         702,335
                                           ------------    ------------
     Total liabilities                      117,433,592     112,168,180

                                    (continued)

                                             June 30       September 30
                                              1999             1998
                                           ----------      ------------
Stockholders' Equity:
  Common stock ($.01 par value):
    authorized 4,000,000 shares;
    issued 1,450,849 and 1,489,912
    shares                                       14,508           9,933
   Additional paid-in-capital                 6,046,716       6,173,130
   Retained earnings, subject to certain
     restrictions                             9,111,856       8,691,092
   Accumulated other comprehensive income,
     unrealized (loss) gain on securities
     available for sale, net of tax effect     (218,123)        220,566
   Unearned employee stock ownership plan
     shares                                    (362,250)       (414,000)
   Unearned shares management recognition
     plan                                      (118,055)       (188,887)
   Treasury stock, at cost, 289,373 and
     287,301 shares                          (1,981,268)     (1,939,384)
   Deferred compensation payable in
     common stock                               571,882         529,998
                                           ------------    ------------
     Total stockholders' equity              13,065,266      13,082,448
                                           ------------    ------------
     Total liabilities and
      stockholders'                        $130,498,858    $125,250,628
                                           ============    ============

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

                                          Three Months              Nine Months
                                         Ended June 30,           Ended June 30,
                                         --------------           ---------------
                                         1999        1998        1999        1998
                                      ----------------------   --------------------
Interest income:
   Loans receivable                   $1,151,650   $1,225,252  $3,457,258 $3,681,299
   Mortgage-backed and related
    securities                           244,934      301,326     769,033    904,509
   Other securities                      775,011      529,070   2,204,490  1,632,395
   Interest-bearing deposits with banks   16,395       19,394      42,123     42,188
   Other                                  19,000       13,095      57,068     39,655
                                      ----------------------------------------------
                                       2,206,990    2,088,137   6,529,972  6,300,046
                                      ----------------------------------------------
Interest expense:
   Deposits                              905,421      960,521   2,806,820  2,860,659
   Borrowings                            376,216      234,441   1,046,490    732,060
                                      ----------------------------------------------
                                       1,281,637    1,194,962   3,853,310  3,592,719
                                      ----------------------------------------------
      Net interest income                925,353      893,175   2,676,662  2,707,327
Provision for loan losses                 13,549       35,000      19,343     95,500
                                      ----------------------------------------------
      Net interest income after
       provision for loan losses         911,804      858,175   2,657,319  2,611,827
                                      ----------------------------------------------

Noninterest income:
   Fees and service charges              149,913      155,797     428,670    459,711
   (Loss) gain on sales of
     foreclosed real estate                  536          518      (6,475)   (34,087)
   Provision for loss on investment
     securities                          (83,129)           0     (83,129)         0
   Other                                  16,177       19,849      35,802     50,145
                                      ----------------------------------------------
       Total noninterest income           83,497      176,164     374,868    475,769
                                      ----------------------------------------------
Noninterest expense:
   Compensation and employee benefits    402,940      374,999   1,193,263  1,192,017
   Occupancy                             129,123      112,864     380,388    371,657
   Federal deposit insurance premiums     13,019       13,289      38,705     39,430
   Data processing                        17,541       17,088      59,012     56,773
   Advertising                            20,667       38,280      78,505     87,170
   Other                                 117,563      103,002     375,329    357,942
                                      ----------------------------------------------
       Total noninterest expense         700,853      659,522   2,125,202  2,104,989
                                      ----------------------------------------------
       Earnings before income tax
         expense                         294,448      374,817     906,985    982,607
Income tax expense                       108,974      141,926     346,643    367,750
                                      ----------------------------------------------
Net earnings                          $  185,474   $  232,891  $  560,342 $  614,857
                                      ==========   ==========  ========== ==========
Earnings per share:
   Basic                              $     0.16   $     0.20  $     0.48 $     0.53
                                      ----------   ----------  ---------- ----------
   Diluted                            $     0.16   $     0.18  $     0.46 $     0.49
                                      ----------   ----------  ---------- ----------

Comprehensive income                  $  (14,159)  $  251,104  $  121,653 $  692,752
                                      ==========   ==========  ========== ==========

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
             Consolidated Statement of Stockholders' Equity
                            (Unaudited)





                                               Unrealized  Unearned
                                               gain(loss)   shares    Unearned           Deferred Comp
                                               securities  Employee     shares              Payable
                            Additional          available   Stock     Management             in        Total
                    Common   Paid-in  Retained  for sale,  Ownership  Recognition Treasury Common  Stockholders'
                     Stock   Capital  earnings    net       Plan        Plan       Stock    Stock     Equity
                   --------------------------------------------------------------------------------------------
September 30, 1998  $9,933  6,173,130  8,691,092  220,566  (414,000) (188,887) (1,939,384) 529,998  13,082,448

Net earnings                             560,342                                                       560,342


Change in
unrealized gain (loss)
  on securities
  available for sale,
   net of tax effect                             (438,689)                                            (438,689)

Stock split, in
  form of a 50%
  stock dividend     4,835     (5,633)                                                                    (798)

Purchase and
  retirement of
  common stock        (260)  (173,286)  (139,578)                                                     (313,124)

Amortization of
  management
  recognition plan
  shares                                                               70,832                           70,832

Earned employee
  stock ownership
  plan shares                  52,505                        51,750                                    104,255

Purchase of treasury
  stock                                                                           (41,884)             (41,884)

Increase in Deferred
  Comp Payable in
  Common Stock                                                                              41,884      41,884

                   --------------------------------------------------------------------------------------------
June 30, 1998      $14,508  6,046,716  9,111,856 (218,123) (362,250) (118,055) (1,981,268) 571,882  13,065,266
                   ============================================================================================

                                    6

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)

                                                              Nine Months
                                                             Ended June 30,
                                                            ---------------
                                                           1999             1998
                                                       ------------     ------------
Operating activities:
  Net earnings                                         $   560,342      $   614,857
  Adjustments to reconcile net earnings to net
    cash provided (used) by operations:
      Provision for loan losses                            102,472           95,500
      Depreciation                                         199,493          217,466
      Amortization of premium and discount, net            (50,535)         (65,856)
      Increase in accrued interest receivable             (151,313)         (94,950)
      (Increase) decrease in accrued interest
        payable                                              3,371          (35,202)
      Loss on sales of foreclosed real estate                6,475           34,087
      Earned ESOP shares priced above original cost         52,505           98,290
      Decrease in Unearned ESOP Shares                      51,750           51,750
      Decrease in Unamortized Restricted Stock              70,832           70,833
      Increase in Deferred Comp Payable in Common Stock     41,884           33,330
      Increase in other assets                              (9,335)        (330,699)
      (Decrease) increase in accrued expenses
        and other liabilities                              (73,576)          82,709
                                                       -----------      -----------
        Net cash provided by operating activities          804,365          772,115
                                                       -----------      -----------

Investing activities:
  Net decrease (increase) in loans receivable              830,647       (2,506,044)
  Purchases of:
    Other securities - available for sale              (12,508,823)     (10,507,620)
    Other securities - held to maturity                (24,081,719)     (22,497,188)
    Mortgage-backed & related securities -
      available for sale                                (6,180,162)      (3,774,158)
    FHLB stock                                             (71,300)        (198,300)
    Premises and equipment                                (198,626)        (247,342)
  Proceeds from maturities or calls of:
    Other securities - available for sale               17,463,050       16,500,028
    Other securities - held to maturity                 13,500,000       10,000,000
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                               6,663,495        4,853,108
    Mortgage-backed & related securities
      - held to maturity                                    49,535          174,087
  Net (increase) decrease in foreclosed real
    estate                                                 (34,240)          86,233
                                                       -----------      -----------
        Net cash used in investing activities           (4,568,143)      (8,117,196)
                                                       -----------      -----------

                                   (continued)

                                                              Nine Months
                                                             Ended June 30,
                                                            ---------------
                                                           1999             1998
                                                       ------------     ------------
Financing activities:
  Net increase in deposits                             $ 1,877,541      $ 1,849,342
  Purchase and retirement of common stock                 (313,124)        (173,065)
  Purchase of treasury stock                               (41,884)         (33,330)
  Purchase of fractional shares on stock split                (798)            (837)
  Decrease in advance payments by borrowers
    for taxes and insurance                                (51,300)         (49,327)
  Net increase in Federal Home Loan Bank advances        2,524,864        8,439,777
  Increase (decrease) in other borrowed money              984,512       (1,203,945)
                                                       -----------      -----------
    Net cash provided by financing activities            4,979,811        8,828,615
                                                       -----------      -----------

    Increase in cash and cash equivalents                1,216,033        1,483,534

Cash and cash equivalents, beginning of period           4,290,188        4,599,403
                                                       -----------      -----------
Cash and cash equivalents, end of period               $ 5,506,221      $ 6,082,937
                                                       ===========      ===========

Supplemental cash flow disclosures:
  Cash paid for interest on deposits                   $ 2,851,507      $ 2,860,846
  Cash paid for interest on borrowings                     998,431          767,073
  Cash paid for income taxes                               532,250          432,000

Supplemental noncash flow disclosures:
  Transfer of loans to real estate                     $   238,412      $   140,869
  Loans receivable on other real estate sold           $    67,000      $   131,250

           FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                           (Unaudited)

                          June 30, 1999

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


(2)      Basis of Preparation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The statements of earnings for the three and nine month period ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.


(3)      Earnings Per Common Share and Common Share Equivalents

         Following is information about the computation of the earnings per share data for the three months ended June
         30,1999 and 1998:

                                             Three months ended                Three months ended
                                               June 30, 1999                     June 30, 1998
                                      --------------------------------   --------------------------------
                                                             Per share                          Per share
                                      Numerator  Denominator   Amount    Numerator  Denominator  Amount
                                      ---------- ----------- ---------   ---------  ----------- ---------
Basic earnings per share, income
  available to common stockholders     $185,474  1,144,870     $0.16      $232,891   1,158,240   $0.20
                                                               =====                             =====
Effect of dilutive securities:
  MRP shares                                         9,183                             24,342
  Stock options                                     40,655                             77,782
                                       -------------------                -------------------
  Diluted earnings per share,
     income available to common
     stockholders                      $185,474  1,194,708      $0.16     $232,891  1,260,364    $0.18
                                       ==============================     =============================


         Following is information about the computation of the earnings per share data for the nine months ended June
         30, 1999 and 1998:

                                              Nine months ended                  Nine months ended
                                               June 30, 1999                      June 30, 1998
                                      --------------------------------   --------------------------------
                                                             Per share                          Per share
                                      Numerator  Denominator   Amount    Numerator  Denominator  Amount
                                      ---------- ----------- ---------   ---------  ----------- ---------
Basic earnings per share, income
  available to common stockholders     $560,342   1,164,923     $0.48      $614,857  1,156,082    $0.53
                                                                =====                             =====
Effect of dilutive securities:
  MRP shares                                          9,683                            24,179
  Stock options                                      43,665                            77,235
                                       --------------------                ------------------
  Diluted earnings per share,
     income available to common
     stockholders                      $560,342   1,218,271     $0.46      $614,857  1,257,496    $0.49
                                       ==============================      ============================


(4)      Regulatory Capital Requirements

         At June 30, 1999, the Bank met each of the current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at June 30, 1999:

                                                            Minimum for Capital      Minimum to be
                                          Actual             Adequacy Purposes      Well Capitalized
                                      Ratio    Amount        Ratio       Amount     Ratio     Amount
                                      --------------------------------------------------------------
Stockholders' equity,
  and ratio to total assets              8.09%  $10,367

Tangible capital,
  and ratio to adjusted total assets     8.25%  $10,594       2.00%      $2,569

Tier 1 (core) capital,
  and ratio to adjusted total assets     8.25%  $10,594       4.00%      $5,138      5.00%    $6,423

Tier 1 capital,
  and ratio to risk-weighted assets     17.21%  $10,594       4.00%      $2,462      6.00%    $3,693

Total risk-based capital,
  and ratio to risk-weighted assets     17.95%  $11,046       8.00%      $4,924     10.00%    $6,155

Total assets                         $128,069

Adjusted total assets                $128,453

Risk-weighted assets                 $ 61,551



(5)   Stockholders' Equity

     During the three months ended March 31, 1999, the Company repurchased 19,500 shares under the Company's repurchase program which was approved on September 3, 1998. The repurchased shares were retired by the Company.

     During the three months ended June 30, 1999, the Company repurchased 19,500 shares under the Company's repurchase program which was approved on September 3, 1998. The repurchased shares were retired by the Company.

     On May 20, 1999, the Company paid a three for two stock split in the form of a 50% stock dividend to stockholders of record as of May 5, 1999. Share and per share amounts in this Form 10-QSB have been adjusted to give effect to the three for two stock split as of October 1, 1997.

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

Year 2000 Readiness Disclosure:

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to intrepret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company's Year 2000 Action Plan was presented to the Board of Directors in September 1997. The year 2000 Action Plan includes the following phases: awareness, assessment, renovation, validation and implementation. During the assessment phase, the Year 2000 Project Team identified those areas which could be affected by the year 2000 date change. During August 1998, the Company completed the renovation of both the hardware and software for its operating and teller systems. The Company has renovated some of its ancillary systems (i.e. check processing, ATM network, etc.)
The Company has participated in user group testing of its operating and teller system. This testing has now been completed and a review and analysis of the test results has been done. The review did not disclose any items of concern as a result of changing the dates into the Year 2000. Testing for other mission-critical systems (communication software) has also been completed. The Company has incurred $412,000 for capital expenditures relating to Year 2000 hardware and software issues. Progress reports are presented to the Board of Directors at least quarterly. The Company's subsidiary, First Federal Bank (the 'Bank') is monitoring the status of its commercial customers to determine the potential for loss in relation to these customers not being ready for the year 2000.

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

Financial Condition:

     Total assets increased by $5.25 million, or 4.19%, from $125.25 million at September 30, 1998, to $130.50 million at June 30, 1999. The increase was primarily due to an increase in cash and cash equivalents, the securities portfolio of the Bank, including mortgaged-backed and related securities, and other assets, partially offset by a decrease in loans receivable.
Cash and cash equivalents totaled $5.51 million at June 30, 1999, an increase of $1.22 million, or 28.34%, from September 30, 1998. The Company's securities portfolio increased $4.32 million, or 7.18%, from $60.13 million at September 30, 1998, to $64.45 million at June 30, 1999. Securities held-to-maturity increased $10.53 million, or 45.20%, from $23.30 million at September 1998, to $33.83 million at June 30, 1999. Other assets increased by $647,000, or 13.58% from $4.76 million at September 30, 1998 to $5.41 million at June 30, 1999. Due to a decrease in loan demand, loans receivable, net, decreased $933,000, or 1.67%, from $56.06 million at September 30, 1998 to
$55.13 million at June 30, 1999.

     Deposits increased by $1.87 million, or 2.19%, from $85.87 million at September 30, 1998, to $87.74 million at June 30,
1999. This increase was primarily a result of the introduction of a premier money market account.

     Borrowings increased $3.51 million, or 14.10%, from $24.89 million at September 30, 1998, to $28.40 million at June 30, 1999. Federal Home Loan Bank advances increased $2.52 million, or 12.34%, from $20.46 million at September 30, 1998, to $22.98 million at June 30, 1999. The Company continues to use leveraged borrowings to generate additional income from the spread between the borrowing rate and the rate on the investments purchased with the borrowed funds. Borrowings in the form of repurchase agreements increased $2.26 million, or 72.22%, from $3.14 million at September 30, 1998 to $5.40 million at June 30, 1999. Repurchase agreements are primarily issued to local government units. Federal funds purchased decreased $1.28 million, or 98.46%, from $1.30 million at September 30, 1998 to $20,000 at June 30, 1999.

     Stockholders' equity decreased during the nine months ended June 30, 1999 by $17,000, or 0.13%, from $13.08 million at
September 30, 1998, to $13.07 million at June 30, 1999. The decrease was primarily a result of a $439,000 decrease in the net unrealized gain on securities available for sale, net of tax effect, and $313,000 in the purchase and retirement of common stock. This decrease was partially offset by net earnings of $560,000, and an increase of $175,000 in the earned management recognition plan shares and the employee stock ownership plan shares.

Net Earnings:

     Net earnings for the three months ended June 30, 1999, decreased $47,000, or 20.36%, from the three months ended June 30, 1998, from $233,000 to $186,000, respectively. This decrease was primarily the result of a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income and a decrease in the provision for loan loss. Net earnings for the nine months ended June 30, 1999, decreased $55,000, or 8.87%, from the nine months ended June 30, 1998, from $615,000 to $560,000, respectively. This decrease was primarily the result of a decrease in net interest income, noninterest income, and by an increase in noninterest expense. This decrease was partially offset by a decrease in the provision for loan loss.

Net Interest Income:

     Net interest income increased by $32,000, or 3.60%, for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The Company increased its average interest earning assets by $14.60 million, or 13.22%, while the net interest margin decreased from 3.24% for the three months ended June 30, 1998, to 2.97% for the three months ended June 30, 1999. The primary reason for the decrease in the net interest income during the periods, was a 51 basis point decrease in the average yield on interest earning assets, which was partially offset by a 28 basis point decrease in the average cost of interest bearing liabilities. Net interest income decreased by $31,000, or 1.13%, for the nine months ended June 30, 1999, compared to the nine months ended June 30, 1998. The Company increased its average interest earning assets by $13.35 million, or 12.20%, while the net interest margin decreased from 3.31% for the nine months ended June 30, 1998, to 2.91% for the nine months ended June 30, 1999. The primary reason for the decrease in the net interest income during the periods, was a 59 basis point decrease in the average yield on interest earning assets, which was partially offset by a 23 basis point decrease in the average cost of interest bearing liabilities.

Interest Income:

     Interest income increased by $119,000, or 5.69%, from $2.09 million for the three months ended June 30, 1998, to $2.21 million for the three months ended June 30, 1999. The increase in interest income is primarily a result of a $14.60 million increase in average interest earning assets, partially offset by a decrease in the average yield on interest earning assets from 7.59% for the three months ended June 30, 1998, to 7.08% for the three months ended June 30, 1999. The primary reason for the decrease in the average yield on interest earning assets was the refinancing activity in the lending area, which resulted in a 50 basis point decrease in the average yield on loans. In addition, the relatively low interest rate environment has resulted in a 29 basis point decrease in the average yield on the security portfolio. Interest income increased by $230,000, or 3.65%, from $6.30 million for the nine months ended June 30, 1998, to $6.53 million for the nine months ended June 30, 1999. The increase in interest income is primarily a result of a $13.35 million increase in average interest earning assets, partially offset by a decrease in the average yield on interest earning assets from 7.70% for the nine months ended June 30, 1998, to 7.11% for the nine months ended June 30, 1999. The primary reason for the decrease in the average yield on interest earning assets was the refinancing activity in the lending area, which resulted in a 56 basis point decrease in the average yield on loans. In addition, the low rate environment has resulted in a 39 basis point decrease in the average yield on the security portfolio.

Interest Expense:

     Interest expense increased by $87,000, or 7.25%, from $1.19 million for the three months ended June 30, 1998, to $1.28 million for the three months ended June 30, 1999. The increase in interest expense is primarily a result of a $14.28 million increase in average interest bearing liabilities, partially offset by a decrease in the average cost of interest bearing liabilities from 4.71% for the three months ended June 30, 1998, to 4.43% for the three months ended June 30, 1999. The low rate environment has resulted in a 35 basis point decrease in the average cost of deposits, while the average cost of other borrowings decreased 46 basis points. Interest expense increased by $261,000, or 7.25%, from $3.59 million for the nine months ended June 30, 1998, to $3.85 million for the nine months ended June 30, 1999. The increase in interest expense is primarily a result of a $12.82 million increase in average interest bearing liabilities, partially offset by a decrease in the average cost of interest bearing liabilities from 4.76% for the nine months ended June 30, 1998, to 4.53% for the nine months ended June 30, 1999. The relatively low interest rate environment has resulted in a 23 basis point decrease in the average cost of deposits, while the average cost of other borrowings decreased 55 basis points.

Provision for Loan Losses:

     The Bank's provision for loan losses decreased $21,000, from $35,000 for the three months ended June 30, 1998, to $14,000 for the three months ended June 30, 1999. The Bank's provision for loan losses decreased $76,000, from $95,000 for the nine months ended June 30, 1998, to $19,000 for the nine months ended June 30, 1999. Adjustments to the Bank's provision for loan losses is a result of management's ongoing evaluation of the loan portfolio.

Non-Interest Income:

     Total non-interest income decreased by $93,000, or 52.60%, from $176,000 for the three months ended June 30, 1998, to $83,000 for the three months ended June 30, 1999. This decrease was primarily due to the establishment of a $83,000 provision for loss on investment securities, a $6,000 decrease in fees and service charges, consisting primarily of a $19,000 decrease in loan related fees, partially offset by a $13,000 increase in deposit account related fees and other service fees, and a $4,000 decrease in other non-interest income categories. Total non-interest income decreased by $101,000, or 21.21%, from $476,000 for the nine months ended June 30, 1998, to $375,000 for the nine months ended June 30, 1999. This decrease was primarily due to the establishment of a $83,000 provision for loss on investment securities, a $31,000 decrease in fees and service charges, primarily loan related fees, ATM access fees, and the elimination of certain IRA related fees; a $9,000 decrease in the commssions earned on the sale of credit life insurance; and, a $13,000 increase in real estate owned expenses. This was partially offset by a $28,000 decrease in the loss incurred on the sale of real estate owned and a $7,000 increase in other non-interest income categories.

Non-Interest Expense:

     Total non-interest expense increased by $41,000, or 6.27%, from $660,000 for the three months ended June 30, 1998, to $701,000 for the three months ended June 30, 1999. This increase was primarily for the following reasons: (i) a $28,000 increase in compensation and employee benefits; (ii) a $16,000 increase in occupancy expense; (iii) a $9,000 increase in professional services; and (iv) a $6,000 increase in other non-interest expenses. These increases were partially offset by a $18,000 decrease in marketing expenses. Total non-interest expense increased by $20,000, or 0.96%, from $2.10 million for the nine months ended June 30, 1998, to $2.12 million for the nine months ended June 30, 1999. This increase was primarily for the following reasons: (i) a $9,000 increase in occupancy expense; (ii) a $2,000 increase in data processing expense;
(iii) a $13,000 increase in professional services; and, (iv) a $4,000 increase in other non-interest expenses. These increases were partially offset by a $8,000 decrease in marketing expense.

Income Tax Expense:

     Income tax expense decreased by $33,000, or 23.22%, from $142,000 for the three months ended June 30, 1998, to $109,000 for the three months ended June 30, 1999. Income tax expense decreased by $21,000, or 5.73%, from $368,000 for the nine months ended June 30, 1998, to $347,000 for the nine months ended June 30, 1999. The decreases in income tax expense were due to a reduction in earnings before income tax expense for each period in comparison to the same period in the prior year.

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

         The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the nine months ended June 30, 1999, the Bank's loan originations and purchases totaled $16.30 million. The Company purchased investment securities and mortgage-backed and related securities during the nine months ended June 30, 1999 of $42.77 million. Securities held-to-maturity increased to $33.83 million at June 30, 1999 from $23.30 million at September 30, 1998.

     The primary financing activity of the Bank is the attrac-tion of deposits and secured borrowings. During the nine months ended June 30,1999, deposits at the Bank increased $1.87 million, or 2.19%, from $85.87 million at September 30, 1998 to $87.74 million at June 30, 1999. This increase was primarily a result of the introduction of a premier money market account.

     The Bank has utilized retail repurchase agreements as a source of funding. At June 30, 1999, repurchase agreements totaled $5.40 million compared to $3.14 million at September 30, 1998.

     At June 30, 1999, the FHLB advances are secured by the FHLB stock and a blanket pledge of residential loans, and governmental agency securities. Under the agreement, the Bank must maintain eligible collateral in amounts exceeding 125 percent of the outstanding advances. At June 30, 1999, the Bank had $22.98 million in advances outstanding with the FHLB compared to $20.46 million at September 30, 1998.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4.00%. The Bank's average daily liquidity ratio for the month ended June 30, 1999 was 36.62%.

     The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 1999, cash and cash equivalents totaled $5.51 million.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 1999, the Bank had commitments to originate or purchase loans of $1.72 million. Certificates of deposits which are scheduled to mature in one year or less at June 30, 1999, totaled $34.16 million. Management believes that a significant portion of such deposits will remain with the Bank.

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

ITEM 4:  Submission of Matters to a Vote of Security Holders.

              None.

ITEM 5:  Other Information.

ITEM 6:  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              On April 20, 1999, the registrant's Board of
              Directors approved a 3-for-2 common stock split in the form of a 50% stock dividend. The common stock split was distributed May 20, 1999, to stockholders of record as of May 5, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FIRST FEDERAL BANCORPORATION
                        Registrant


Date: August 12, 1999    /s/ William R. Belford
      _______________    _______________________________________
                         William R. Belford, President and Chief
                         Executive Officer (Duly Authorized
                         Officer)

Date: August 12, 1999    /s/ Dennis M. Vorgert
      _______________    _______________________________________
                         Dennis M. Vorgert, Vice President
                         (Principal Financial Officer)