Form 10KSB40
period 1999-09-30
FIRST FEDERAL BANCORPORATION /MN/
filed 1999-12-23
CIK 933461

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ____________________
                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                          Commission File No. 0-25704
                                              -------

                         FIRST FEDERAL BANCORPORATION
                 --------------------------------------------
                (Name of Small Business Issuer in Its Charter)

          Minnesota                                     41-1796238
 ------------------------------                      ----------------
 (State or other jurisdiction of                      (I.R.S. employer
 incorporation or organization)                      identification no.)

    214 5th Street, Bemidji, Minnesota                     56601
 ----------------------------------------             ----------------
 (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code:  (218) 751-5120

          Securities registered pursuant to Section 12(b) of the Act:
                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Check whether the issuer(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.
Yes  X    No
   ----     ____

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $9.32 million.

As of December 10, 1999, the aggregate market value of the 642,564 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $4,979,871 based on the closing sale price of $7.75 per share of the registrant's Common Stock on December 10, 1999 as listed on the National Association of Securities Dealers Automated Quotation SmallCap Market. For purposes of this calculation, it is assumed that the 780,705 shares held by directors, officers, the Employee Stock Ownership Plan (unallocated shares only), the Stock Ownership Plan and Management Recognition Plan Trusts, and beneficial owners of more than 10% of the registrant's outstanding voting stock, are shares held by affiliates.

Number of shares of Common Stock outstanding as of December 10, 1999: 1,423,269.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1999. (Parts I and II)
     2. Portions of Proxy Statement for 2000 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Business
-----------------

General

     First Federal Bancorporation. First Federal Bancorporation (the "Company") was incorporated under the laws of the State of Minnesota in September 1994 at the direction of the Board of Directors of First Federal Banking and Savings, FSB ("First Federal" or the "Bank") for the purpose of serving as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank upon its conversion from the mutual to the stock form of ownership (the "Conversion"). The Conversion was completed on April 3, 1995. The Company's principal business is the business of the Bank. The Company has no significant assets other than the outstanding capital stock of the Bank, $281,000 of cash and cash equivalents, $2.10 million in securities available for sale, and $236,000 in other assets. At September 30, 1999, the Company had total consolidated assets of $132.29 million, deposits of $88.11 million and stockholders' equity of $13.06 million. Because substantially all of the Company's operations consist of the operations of the Bank, this Form 10-KSB largely is a discussion of the Bank's operations.

     The Company's executive offices are located at 214 5th Street, Bemidji, Minnesota 56601, and its main telephone number is (218) 751-5120.

     First Federal Bank. First Federal was originally chartered in 1910 as Beltrami County Savings and Building Association, a state-chartered savings institution, and commenced operations in that same year. First Federal has been a member of the Federal Home Loan Bank ("FHLB") of Des Moines since 1933, and its deposits have been federally insured since 1938. In August 1997, the Bank changed its name from "First Federal Banking and Savings, FSB" to its current name; "First Federal Bank." First Federal currently operates as a federally chartered savings bank through its main office located in Bemidji, Minnesota and four branch offices, which are located in Bemidji, Bagley, Baudette and Walker, Minnesota. The Bank's market area is located approximately 200 miles north of Minneapolis, Minnesota. At September 30, 1999, First Federal had total assets of $129.98 million, deposits of $88.29 million, mortgage-backed and related securities and investment securities totaling $62.99 million and stockholders' equity of $10.46 million.

     First Federal is primarily engaged in the business of attracting deposits from the general public and originating loans secured by first mortgages on owner occupied one- to four-family residences in First Federal's market area. First Federal also originates consumer loans, including automobile and home improvement loans, as well as other consumer loans, loans on commercial real estate and multi-family real estate, and commercial business loans. Due to limited loan demand in its market area, First Federal has invested excess funds in mortgage-backed and related securities and in other investment securities, and during fiscal 1999 continued to be active in originating and purchasing participation interests in commercial real estate loans. First Federal has also, in recent years, increased its consumer lending activities in its local markets.

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

Recent Regulatory and Legislative Changes

     On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. The Act calls for the modernization of the banking system and which could have a far-reaching effect on the financial services industry and significantly affect First Federal's operations. For additional information on the provisions of this Act, see "Regulation -- Recently Enacted Legislation."

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

     In the Bank's most critical market, Beltrami County, median household income of $28,200, based on estimates released February 1999, was 75.2% of the median for the state of Minnesota and 72.5% of the United States at large. National, state and local medians show modest household income growth, the result of projected low inflation and continued modest economic growth.

     The Bank's limited lending opportunities are primarily a function of Bemidji's economy, which exhibits moderate growth. For the period from 1990 to 1998, the population of the Bank's market area increased 13.75%, as compared to an increase of 7.99% for the State of Minnesota, and an increase of 8.36% for the United States as a whole. Lacking growth in local residential loan originations, First Federal has been forced to turn toward out-of-area real estate lending, multi-family and commercial real estate lending, and to investment in mortgage-backed and other securities. Such "out-of-area" real estate lending constituted 8.78% of the Bank's gross loan portfolio at September 30, 1999 while loans on multi-family and commercial real estate constituted 21.16% of the Bank's gross loan portfolio at that date.

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

     First Federal attempts to manage interest rate risk by emphasizing the origination of one-year adjustable-rate mortgage loans and short-term (15 years or less) fixed-rate mortgage loans. Fixed-rate mortgage loans continue to be offered by the Bank, but substantially all such loans in excess of 15 year terms are sold in the secondary market. To date, such loan sale activities have not been a significant contributor to the Bank's profitability. First Federal offers a full range of mortgage products, including conventional adjustable-rate and fixed-rate mortgage loans, short-term mortgages, and FHA and VA insured loans. First Federal has also participated in the Minnesota Housing Finance Agency ("MHFA") housing program, and has originated and purchased participation interests in multi-family and commercial mortgage loans.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of First Federal's loan portfolio by type of loan at the dates indicated. At September 30, 1999, First Federal had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                        At September 30,
                                           ------------------------------------------
                                                   1999                  1998
                                           --------------------   -------------------
                                            Amount          %        Amount       %
                                           --------      ------   ----------   -------
                                                       (Dollars in thousands)
Type of Loan:
------------
Real estate loans --
 Construction loans......................  $ 1,130         1.94%    $ 2,115      3.67%
 One- to four-family residential.........   26,432        45.28      26,981     46.77
 Multi-family residential................    3,232         5.54       2,939      5.10
 Commercial..............................    9,117        15.62      10,411     18.05

Consumer loans --
 Automobiles.............................    7,757        13.29       5,199      9.01
 Mobile home loans.......................      367         0.63         458      0.79
 Savings account loans...................      467         0.80         415      0.72
 Home improvement loans..................    1,978         3.39       1,939      3.36
 Home equity lines of credit.............      277         0.47         513      0.89
 Other consumer loans....................    6,678        11.44       5,273      9.14

Commercial business loans................      936         1.60       1,441      2.50
                                           -------       ------     -------    ------
                                           $58,371       100.00%    $57,684    100.00%
                                           =======       ======     =======    ======
Less:
 Loans in process........................      631                    1,222
 Deferred fees and discounts (premiums)..      (72)                    (100)
 Allowance for loan losses...............      555                      498
                                           -------                  -------
  Total..................................  $57,257                  $56,064
                                           =======                  =======

     Loan Maturity. The following table sets forth certain information at September 30, 1999, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

                                                                  Due after             Due
                                    Due in the year ending    1 through 5 years     after 5 years
                                           9/30/00             after 9/30/99        after 9/30/99       Total
                                    ----------------------   ------------------   -----------------    -------
Real estate mortgage......                $  1,223                $ 7,876                $29,682        $38,781
Real estate construction..                   1,048                     82                      0          1,130
Consumer..................                   1,832                 10,517                  5,175         17,524
Commercial................                     336                    565                     35            936
                                          --------                -------                -------        -------

     Total................                $  4,439                $19,040                $34,892        $58,371
                                          ========                =======                =======        =======

     Loan Repricing. The following table sets forth at September 30, 1999, the dollar amount of all loans due one year after September 30, 1999 which have predetermined interest rates and have floating or adjustable interest rates.


                                          Predetermined         Floating or
                                              Rate            Adjustable Rates
                                          -------------       ----------------
                                                    (In thousands)

          Real estate mortgage......          $12,095               $25,463
          Real estate construction..                0                    82
          Consumer..................            6,927                 8,765
          Commercial................              403                   197
                                              -------               -------
                                              $19,425               $34,507
                                              =======               =======

     Loan Originations, Purchases and Sales. The following table sets forth certain information with respect to First Federal's loan originations during the periods indicated.


                                                Year Ended September 30,
                                                ------------------------
                                                    1999         1998
                                                ------------  ----------
                                                     (In thousands)
Loans originated:
 Real estate loans:
  Construction loans...........................    $   823      $   653
  One- to four-family residential..............      5,925        6,943
  Multi-family residential.....................        665           --
  Commercial...................................         --          341
 Consumer loans................................     12,269        8,453
 Commercial business...........................        142          225
                                                   -------      -------
                                                   $19,824      $16,615
                                                   =======      =======
Loans purchased:
 Real estate loans:
  One-to-four-family residential...............    $   609      $ 1,728
  Multi-family residential.....................      2,189        1,675
  Commercial...................................        764        2,296
 Commercial business...........................        387          750
                                                   -------      -------
   Total loans purchased.......................    $ 3,958      $ 6,449
                                                   =======      =======

Loans sold:
 Whole loans...................................    $   707      $   475
 Participation loans...........................         --           --
                                                   -------      -------
   Total loans sold............................    $   707      $   475
                                                   =======      =======

     First Federal's primary lending activity has been the origination of residential and commercial mortgages as well as consumer loans (including automobile and home equity loans) for its loan portfolio. The Bank has aggressively pursued mortgages in its market area in recent years but has been constrained in building its portfolio by a combination of lack of economic growth in the Bemidji area and prepayments, which generally equaled or exceeded loan originations. First Federal sells substantially all long-term, fixed-rate mortgage loans it originates in the secondary market. For the five years ended September 30, 1999, 63 fixed-rate mortgage loans, secured by single-family homes totaling $3.93 million were sold in the secondary market, with servicing rights released.

     Due to limited demand for one- to four-family residential real estate loans in its market area, First Federal has also purchased participation interests in multi-family and commercial mortgage loans in recent years. Specifically, during the last five years, First Federal purchased participation interests in 67 commercial real estate and multi-family residential real estate loans originated by other lenders totaling $16.27 million, 23 of these loans totaling $3.79 million were participation interests in commercial real estate loans on properties outside the Bank's primary market area, with a total loan balance at September 30, 1999 of $2.22 million. Of the 34 participation interests in commercial real estate loans, five loans totaling $764,000 were purchased during the year ended September 30, 1999. See "Commercial and Multi-Family Real Estate Lending." First Federal has not sold any whole or participation interests in commercial real estate or multi-family loans within the past five years.

     One- to Four-Family Residential Lending. The Bank historically has been and continues to be an originator of owner occupied, one- to four-family residential properties located in its market area. At September 30, 1999, approximately $26.43 million or 45.28% of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties.

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

     At September 30, 1999, the Bank's loan portfolio included $14.34 million in adjustable-rate one- to four-family residential mortgage loans, or 24.57% of the Bank's loan portfolio.

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

     Commercial and Multi-Family Real Estate Lending. The Bank is active in the origination and purchase of commercial and multi-family real estate loans, in part due to limited residential lending opportunities in the Bank's market area. The Bank's primary emphasis in its commercial and multi-family real estate lending has been loans on motel properties which totaled $2.17 million, or 3.72%, of gross loans at September 30, 1999, and loans on apartment houses, which constituted $3.23 million, or 5.54%, of gross loans at September 30, 1999. Commercial real estate loans (including motel loans) totaled $9.12 million, or 15.62%, of gross loans at September 30, 1999, a decrease of 12.43% from the balance of $10.41 million at September 30, 1998. Mortgages secured by multi-family real estate (including apartment houses) had a balance of $3.23 million at September 30, 1999, compared to $2.94 million at the same date in 1998.

     As discussed above, in recent years, the Bank has become more active in the origination and purchase of multi-family and commercial real estate lending. During the year ended September 30, 1999, the Bank did not originate any commercial real estate loans, but purchased participation interests in five loans secured by commercial real estate projects or properties, in amounts ranging from $60,000 to $497,000 and totaling $764,000. These loans are secured by four motels and one manufacturing company. Four of these projects are located in Colorado and one is located in Wisconsin. The lead lenders on each of these loans are institutions with whom the Bank is familiar, and has done business in the past. While the Bank believes that in purchasing these participation interests, it has taken the appropriate steps consistent with lending policies and procedures it uses in originating loans, there are significant additional risks attendant to loan purchases, and to this type of lending.

     At September 30, 1999, the Bank's portfolio includes both originated mortgages and purchased loan participations on commercial and multi-family properties generally located in the State of Minnesota. On both participations and on loan originations, the Bank lends based on a project's cash flow and ability to meet debt service requirements. Each property is appraised by a Board of Directors-approved appraiser. Credit verification on the borrower is obtained and personal guarantees are generally required of all borrowers. Annual financial statements or tax returns are required on the securing property.

     As of September 30, 1999, the Bank's largest loan was for $675,000 and was one of eight loans secured by motels, four of which are located in either the western suburbs of Minneapolis or in Bemidji, Minnesota. The other four motel loans are secured by properties in North Dakota, South Dakota, Colorado and Iowa. The other seven loans secured by motels had outstanding balances ranging from $35,000 to $634,000 at September 30, 1999. The Bank has several loans in the $300,000 to $500,000 range secured by an assortment of properties, which are described above.

     As noted above, included in the Bank's $9.12 million in commercial real estate loans at September 30, 1999 were eight loans on motel properties, with balances outstanding totaling $2.17 million at September 30, 1999. The higher loan amounts and dependence on income and cash flow of the property to cover operating expenses and debt service means these loans involve significantly more credit risk than loans on one- to four-family properties. While the Bank has not in recent years experienced losses from its loans secured by motel properties or other commercial real estate, such losses are possible, and if incurred, could have a significant effect on the Bank's net income and capital position. All of the Bank's loans secured by multi-family and commercial real estate are performing within their terms except one in the amount of $290,000.

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

     Consumer Lending. First Federal offers consumer loans as part of a broad commitment to be a full-service consumer-oriented banking institution. Such lending activities have increased in recent years as the Bank has used its excess funds to increase its consumer loan origination activities. The consumer loans originated by the Bank include automobile loans, savings account loans and mobile home loans, as well as home equity loans and home improvement loans, and unsecured consumer loans. At September 30, 1999, the Bank's consumer loan balance totaled $17.52 million, or 30.02%, of its total loan portfolio. Of the consumer loan balance at September 30, 1999, $7.76 million were automobile loans, $277,000 were home equity lines of credit, $1.98 million were home improvement loans, $367,000 were mobile home loans and $467,000 were savings account loans. The Bank has more aggressively pursued consumer loans outside its customer base but within the markets it serves.

     In addition, included in the Bank's consumer loan portfolio at September 30, 1999 were $6.68 million in other consumer loans, which included: $5.63 million in home equity loans; $403,000 in loans secured by recreational vehicles such as RVs, boats, motorcycles or snowmobiles; $203,000 in other secured loans; $168,000 in unsecured overdraft protection; and $276,000 in unsecured loans.

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

     Commercial Business Lending. The Bank maintains in portfolio a small amount of commercial business loans as an additional service to its already existing banking relationships. At September 30, 1999, these loans amounted to $936,000, or 1.60%, of gross loans. These loans are for a variety of commercial purposes and are secured by inventories, receivables and other business assets from companies in the Bemidji area, including retail establishments and restaurants. The Bank underwrites commercial business loans based on the financial condition of the business and the creditworthiness of the borrower. The Bank seeks personal guarantees whenever possible and, as appropriate, will cross-collateralize business loans with other assets tied to the business.

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

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (1) the purchase price of each single-family dwelling in the development does not exceed $500,000, (2) the savings institution is and continues to be in compliance with its capital requirements as prescribed by OTS regulations, (3) the loans comply with applicable loan-to-value requirements, (4) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus, and (5) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. Under these limits, the Bank's loans to one borrower were limited to $2.04 million at September 30, 1999. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit. The Bank's five largest loans ranged from $497,000 to $675,000 at September 30, 1999. All of these loans were current as of September 30, 1999.

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

     Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. First Federal regularly reviews its assets to determine whether any assets require classification or reclassification. The Board of Directors reviews and approves all classifications. At September 30, 1999, First Federal had no assets classified as loss, $4,000 of assets classified as doubtful and $1.21 million of assets classified as substandard. At September 30, 1999, there were none designated as special mention.

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

     The above reserve rates establish a minimum general valuation allowance.
As of September 30, 1999, the Bank maintained a general valuation allowance that the reserve rates dictated. Reserves determined by using the reserve rating system were $512,000. The general valuation allowance on September 30, 1999, was in the amount of $512,000. The increase in the provision for losses on loans relates primarily to an increase in non-performing assets. At September 30, 1999 the Bank had a $43,500 specific reserve established on a commercial real estate loan.

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

     The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated.

                                          Year Ended September 30,
                                         --------------------------
                                             1999          1998
                                         ------------  ------------
                                           (Dollars in thousands)
Balance at beginning of period.........        $ 498         $ 427
                                               -----         -----

Loans charged-off:
  Real estate -- mortgages:
    Residential........................           (9)           --
    Commercial.........................           --            --
  Real estate -- construction..........           --            --
  Commercial business..................           --            --
  Consumer.............................          (43)         (109)
                                               -----         -----
Total charge-offs......................          (52)         (109)
                                               -----         -----

Recoveries:
  Real estate -- mortgages:
    Residential........................           --            --
    Commercial.........................           --            --
  Real estate -- construction..........           --            --
  Commercial business..................           --            --
  Consumer.............................           11            27
                                               -----         -----
Total recoveries.......................           11            27
                                               -----         -----
Net loans charged-off..................          (41)          (82)
                                               -----         -----
Provision for loan losses..............           98           153
                                               -----         -----
Balance at end of period...............        $ 555         $ 498
                                               =====         =====

Ratio of net charge-offs to average
  loans outstanding during the period..         0.07%         0.15%
                                               =====         =====

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                      September 30,
                                       ------------------------------------------
                                               1999                 1998
                                       -------------------- ---------------------
                                                Percent of            Percent of
                                                 Loans in              Loans in
                                               Category to           Category to
                                       Amount  Total Loans   Amount  Total Loans
                                       ------  ------------  ------  ------------
                                                (Dollars in thousands)
Real estate - mortgage:
  Residential........................    $ 91        50.82%   $ 123        51.87%
  Commercial.........................     191        15.62      132        18.05
Real estate - construction...........      20         1.94       34         3.67
Commercial business..................       8         1.60        8         2.50
Consumer.............................     245        30.02      201        23.91
                                         ----       ------    -----       ------
    Total allowance for loan losses..    $555       100.00%   $ 498       100.00%
                                         ====       ======    =====       ======

     While management believes First Federal has established its existing loss allowances in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Federal's assets, will not make First Federal increase its loss allowance, thereby negatively affecting First Federal's reported financial condition and results of operations.

     The following table sets forth information with respect to First Federal's non-performing assets at the dates indicated.

                                                                          September 30,
                                                                     ----------------------
                                                                      1999             1998
                                                                     -----             ----
                                                                     (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
  Real estate:
     Residential..................................................   $  71            $ 154
     Commercial...................................................     246               --
  Commercial business.............................................      --               --
  Consumer........................................................      --               --
                                                                     -----            -----
       Total......................................................   $ 317            $ 154
                                                                     =====            =====

Accruing loans which are contractually past due 90 days or more:
  Real Estate:
     Residential..................................................   $  --            $   3
     Commercial...................................................      --              283
  Commercial business.............................................      --               --
  Consumer........................................................      79               78
                                                                     -----            -----
       Total......................................................   $  79            $ 364
                                                                     =====            =====
       Total of non-accrual and 90 days past due loans............   $ 396            $ 518
                                                                     =====            =====
Percentage of total loans.........................................    0.68%            0.90%
                                                                     =====            =====
Other non-performing assets (2)...................................   $ 188            $ 152
                                                                     =====            =====

______________
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan. Generally, loans contractually past due 90 days or more are placed on non-accrual except for loans insured for credit loss.
(2) Other non-performing assets represents property acquired by First Federal through foreclosure or repossession or accounted for as a foreclosure in-substance. These properties are carried at the lower of fair market value, less estimated costs of disposition, or the principal balance of the related loan, whichever is lower.

     At September 30, 1999, First Federal's non-performing assets included six residential mortgage loans, with balances outstanding ranging from $18,000 to $71,000, one commercial real estate loan, with a balance outstanding of $246,000, and consumer loans (secured primarily by automobiles) with balances outstanding ranging from $500 to $25,000.

     The one commercial real estate loan accounted for on a non-accrual basis is a gaming establishment located in Colorado. The outstanding balance of the Bank's participation interest is $290,000. The Bank has established a specific reserve against this loan in the amount of $43,500, resulting in a book value of $246,500.

     At September 30, 1999, the Bank had no loans which were not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms.

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

     As of September 30, 1999, in accordance with SFAS No. 115, the Company classified $16.07 million of its investment securities and $15.20 million of its mortgage-backed and related securities as "Available for Sale". Such classification gives the Company the ability to sell these securities. At September 30, 1999 the Company classified $33.57 million of investment securities and $234,000 of its mortgage-backed and related securities as "held to maturity." The Company has no "Trading Securities."

     Investment Securities. The following table sets forth the carrying value of the Company's investment securities portfolio, other than mortgage-backed securities, at the dates indicated.

                                           At September 30,
                                           ----------------
                                            1999     1998
                                           -------  -------
                                            (In thousands)
Investment securities:
  U.S. government and agency securities..  $43,036  $36,402
  Corporate bonds and notes..............    5,142    4,815
  Municipal obligations..................      505      515
  Mutual funds and equity stock..........      962      993
                                           -------  -------
     Total investment securities.........  $49,645  $42,725
                                           =======  =======


     The following table sets forth information regarding the scheduled maturities, market value and weighted average yields for First Federal's investments, other than mortgage-backed securities, at September 30, 1999.

                                            One Year or Less   One to Five Years   Five to Ten Years
                                           ------------------  ------------------  ------------------
                                           Carrying  Average   Carrying  Average   Carrying  Average
                                            Value     Yield     Value     Yield     Value     Yield
                                           --------  --------  --------  --------  --------  --------
                                                                              (Dollars in thousands)
Investment Securities:
   U.S. government and agency
      securities (1).....................    $  250     5.52%    $  915     6.57%   $41,871     6.45%
   Corporate bonds and notes.............     2,539     6.50      2,268     6.72        252     6.31
   Municipal obligations (2).............       250     6.11         --       --         --       --
                                             ------              ------            --------

     Total...............................    $3,039     6.39     $3,183     6.68    $42,123     6.45
                                             ======              ======            ========

Securities with no stated maturity:
  Mutual funds and equity stock..........

Total investment securities..............

                                                 More than Ten        Total Investment
                                                     Years                Portfolio
                                              ------------------  ---------------------------
                                              Carrying  Average   Carrying  Market   Average
                                               Value     Yield     Value     Value    Yield
                                              --------  --------  --------  -------  --------
Investment Securities:
   U.S. government and agency
      securities (1).....................         $ --       --%   $43,036  $41,402     6.45%
   Corporate bonds and notes.............           83     7.45      5,142    5,142     6.61
   Municipal obligations (2).............          255     9.50        505      505     7.82
                                              --------             -------  -------

     Total...............................         $338     8.99    $48,683  $47,049     6.48
                                              ========             =======  =======

Securities with no stated maturity:
  Mutual funds and equity stock..........                          $   962  $   962     5.86
                                                                   -------  -------

Total investment securities..............                          $49,645  $48,011     6.47
                                                                   =======  =======


_________
(1) Approximately $20 million of U.S. government and agency securities have call features which give the option to prepay the debt in one year or less.
(2) Yield on tax exempt investments are not presented at the tax equivalent yield.

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

     The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable-rate mortgage-backed securities. At September 30, 1999, the Bank had $9.73 million in mortgage-backed securities (representing 99.29% of the Bank's gross mortgage-backed securities portfolio or 7.36% of total assets) insured or guaranteed by FNMA, FHLMC or GNMA. At September 30, 1999, $69,000 (representing 0.71% of the Bank's gross mortgage-backed securities portfolio, or 0.05% of total assets) consisted of privately issued securities which are not guaranteed by FHLMC, FNMA, GNMA or any governmental or quasi-governmental agency.

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

     At September 30, 1999, the Bank had $5.63 million in CMOs and REMICs or 4.26% of total assets. The Bank's CMOs and REMICs had a weighted average yield of 6.33% at September 30, 1999. The Bank's current policy is to purchase CMOs and REMICs rated AA or better at the time of purchase by nationally recognized rating services or issued by U.S. government agencies. As of September 30, 1999, $69,000 of the securities in the Bank's mortgage-backed and related securities portfolio were privately issued securities, $69,000 were rated as AAA.

     The following table sets forth the carrying value of the Bank's mortgage-backed and related securities at the dates indicated.

                                       At September 30,
                                       ----------------
                                        1999     1998
                                       -------  -------
                                        (In thousands)

GNMA.................................  $   860  $ 1,061
FNMA.................................    4,450    3,224
FHLMC................................    4,422    3,909
FHA..................................       69       90
Collateralized mortgage obligations..    5,634    9,124
                                       -------  -------
     Total...........................  $15,435  $17,408
                                       =======  =======

   The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's mortgage-backed and related securities at September 30, 1999.

                                One Year or Less              One to Five Years             Five to Ten Years
                             -----------------------       -----------------------       -----------------------
                             Carrying       Average        Carrying       Average        Carrying       Average
                              Value          Yield          Value          Yield          Value          Yield
                             --------       --------       --------       --------       --------       --------
                                                                                          (Dollars in thousands)
GNMA.......................  $     --            --%       $     --            --%       $    218          7.49%
FNMA.......................        64          6.18             543          6.11           1,165          6.61
FHLMC......................        79          5.77             442          6.55           1,803          6.71
FHA........................        --            --              69         10.39              --            --
Collateralized mortgage
  obligations..............        --            --              16          6.23           2,280          6.22
                             --------                      --------                      --------

     Total.................  $    143          5.95        $  1,070          6.57        $  5,466          6.51
                             ========                      ========                      ========

                               More than Ten Years              Total Investment Portfolio
                             -----------------------       -------------------------------------
                             Carrying       Average        Carrying       Market        Average
                              Value          Yield          Value          Value         Yield
                             --------       --------       --------      --------       --------
GNMA.......................  $    642          6.63%       $    860      $    861          6.87%
FNMA.......................     2,678          6.46           4,450         4,449          6.45
FHLMC......................     2,098          6.59           4,422         4,423          6.62
FHA........................        --            --              69            69         10.39
Collateralized mortgage
  obligations..............     3,338          6.40           5,634         5,631          6.33
                             --------                     ---------      --------

     Total.................  $  8,756          6.48       $  15,435      $ 15,433          6.50
                             ========                     =========      ========

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

     Deposits. First Federal attracts deposits principally from within its market area by offering a variety of deposit instruments, including savings accounts, money market accounts, retirement savings accounts and certificates of deposit which range in term from three to 60 months. Deposit terms vary principally on the basis of the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on an ongoing basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, funds acquisition and liquidity requirements, growth goals, and federal regulations. The Bank does not accept brokered deposits.

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

                                                                    September 30,
                   ---------------------------------------------------------------------------------------------------------------
                                           1999                                                      1998
                   ------------------------------------------------------   ------------------------------------------------------
                   Interest-Bearing   Interest-Bearing   Interest-Bearing   Interest-Bearing   Interest-Bearing   Interest-Bearing
                   Demand Deposits    Savings Deposits   Time Deposits      Demand Deposits    Savings Deposits   Time Deposits
                   ----------------   ----------------   ----------------   ----------------   ----------------   ----------------
                                                                (Dollars in thousands)
Average Balance..  $  23,397            $   7,877           $   55,757         $   20,273          $   7,899          $  56,199
Average Rate.....       2.18%                1.67%                5.53%              2.16%              1.99%              5.79%

     The following table indicates the amount of the certificates of deposit of $100,000 or more in First Federal by time remaining until maturity at September 30, 1999.

                                                             Certificates
                Maturity Period                              of Deposits
                ---------------                             -------------
                                                            (In thousands)
                Three months or less....................    $       1,652
                Over three through six months...........            2,092
                Over six through 12 months..............            2,914
                Over 12 months..........................            1,779
                                                            -------------
                  Total.................................    $       8,437
                                                            =============

     Borrowings. Savings deposits historically have been the primary source of funds for First Federal's lending, investment and general operating activities. First Federal is authorized, however, to use advances from the FHLB of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Des Moines functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, First Federal is required to own stock in the FHLB of Des Moines and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank is also eligible to borrow from the Federal Reserve Bank. At September 30, 1999, the Bank had $24.96 million in advances outstanding with the FHLB.

     From time to time the Bank utilizes repurchase agreements issued primarily to local government units. The form of repurchase agreement used by the Bank involves the sale of securities owned by the Bank with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically one to 180 days thereafter. At September 30, 1999, the Bank had $4.70 million in repurchase agreements outstanding.

     The following table presents a summary of the Bank's borrowings, which were greater than 30% of stockholders' equity as of September 30, 1999 and 1998.

                                                                  September 30,
                                                          ----------------------------
                                                             1999              1998
                                                          ----------        ----------
                                                              (Dollars in thousands)
Federal Home Loan Bank advances
  outstanding at period end............................   $   24,957        $   20,457
Weighted average rate at period end....................         5.06%             5.22%
Daily average outstanding for the period...............   $   22,554        $   15,677
  Weighted average rate for the period.................         5.16%             5.60%
Highest outstanding at any month end...................   $   24,957        $   20,959

Repurchase agreements
  outstanding at period end............................   $    4,701        $    3,135
  Weighted average rate at period end..................         5.06%             5.22%
Daily average outstanding for the period...............   $    4,779        $    3,321
  Weighted average rate for the period.................         5.14%             5.42%
Highest outstanding at any month end...................   $    6,800        $    4,300

     For more information on borrowings, see "Note 12 - Borrowings" of the Notes to Consolidated Financial Statements included under Item 7, and part of Exhibit 13 to this Form 10-KSB.

Subsidiary Activities

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 1999, the Bank was authorized to invest up to approximately $3.90 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes.

     The Bank has one wholly owned subsidiary: First Federal Service Corporation ("First Federal Service"). First Federal Service, a Minnesota corporation, sells credit, life and disability insurance and retail non-deposit investment products. At September 30, 1999, the Bank's total investment in First Federal Service was $116,000.

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

Competition

     First Federal faces strong competition for deposits and loans. First Federal's principal competitors for deposits are other banking institutions, such as commercial banks, credit unions and other savings institutions, as well as mutual funds and other investments. First Federal principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well trained staff, in addition to a substantial ATM network. First Federal competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and quick service it provides to borrowers. In addition, First Federal believes it has developed strong relationships with the businesses, realtors, builders and general public in its market area. First Federal is the fourth largest financial institution in its market area, based on deposit and asset information at September 30, 1999. Of the three larger institutions, two are located in Bemidji, within two blocks of the Bank's main office.

Employees

     As of September 30, 1999, the Company and the Bank had 35 full-time and 14 part-time employees, none of whom was represented by a collective bargaining agreement.

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

     Recently Enacted Legislation. On November 12, 1999, the Gramm-Leach-Bliley ("G-L-B") Act was signed into law. The G-L-B Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

     The G-L-B Act also imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank System voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act also eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company and Bank are unable to predict the impact of the G-L-B Act on their operations and competitive environment at this time.

Regulation of the Bank

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Des Moines, the Bank is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 1/20 of its advances (borrowings) from the FHLB of Des Moines, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at September 30, 1999 of $1.25 million.

     The FHLB of Des Moines serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Des Moines. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 1999, the Bank had $24.96 million in advances outstanding from the FHLB of Des Moines. See "-- Deposit Activity and Other Sources of Funds -- Borrowings."

     Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptance, highly rated corporate debt and commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to the average daily balance of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The average daily liquidity ratio of the Bank for the month of September 1999 was 35.49% with respect to liquid assets.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At September 30, 1999, the Bank qualified as a QTL.

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

     Regulatory Capital Requirements. Under the OTS's regulatory capital requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to at least 4.0% or 3.0% (if the institution is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets and "total" capital (a combination of "core" and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "--Prompt Corrective Regulatory Action."

     Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At September 30, 1999, the Bank had no such investments.

     Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association's investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At September 30, 1999, the Bank's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $130.54 million.

     In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of 80% loan-to-value ratio. As of September 30, 1999, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of September 30, 1999, the Bank's risk-weighted assets were approximately $62.64 million.

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 1999.


                                                                To Be Well Capitalized
                                                                                                   Under Prompt
                                        Actual             For Capital Adequacy Purposes   Corrective Action Provisions
                                --------------------------------------------------------------------------------------------
                                        Amount                Amount                          Amount
                                        (000's)    Ratio     (000's)           Ratio          (000's)        Ratio
------------------------------------------------------------------------------------------------------------------------------
As of September 30, 1999:
  Total capital (to risk-
      weighted assets)              $11,302          18.04%      $5,011             8.00%          $6,264         10.00%
  Tier 1 capital (to risk-
     weighted assets)                10,790          17.23        2,506             4.00            3,758          6.00
Tier 1 capital (to average
     assets)                         10,790           8.49        5,084             4.00            6,356          5.00
As of September 30, 1998:
  Total capital (to risk-
     weighted assets)                11,549          19.00        4,855             8.00            6,069         10.00
Tier 1 capital (to risk-
     weighted assets)                11,051          18.20        2,428             4.00            3,641          6.00
Tier 1 capital (to average
     assets)                         11,051           9.40        4,700             4.00            5,874          5.00


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

     At September 30, 1999, the Bank exceeded all regulatory minimum capital requirements.

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

     Under regulations jointly adopted by the federal banking regulators, including the OTS, a depository institution's capital adequacy for purposes of the prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a depository institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater;
(ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMELS rating). An "undercapitalized" depository institution is an institution that has: (i) a total risk-based capital ratio less than 8.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2.0%. "Tangible equity" is defined as core capital plus the institution's outstanding cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the depository institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. As of September 30, 1999, the Bank was classified as "well capitalized" under the prompt corrective action regulations.

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

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on net transaction accounts between $4.9 million and $46.5 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1999, the Bank met its reserve requirements.

     Dividend Restrictions. Under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after making the distribution, it would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or
(iii) a Tier 1 leverage ratio of less than 4.0%. See "Prompt Corrective Regulatory Action." The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

     Savings institutions must submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if
(x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

     In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Taxation." The Company intends to make full use of this favorable tax treatment afforded to the Bank and the Company and does not contemplate use of any post-Conversion earnings of the Bank in a manner which would limit either institution's bad debt deduction or create federal tax liabilities.

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

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal savings institution qualifies as a QTL or as a "domestic building and loan institution" under section 7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the savings institution in the state would qualify such branches taken as a whole for treatment as a QTL or for a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the savings institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the savings institution's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

Item 2.  Properties
-------------------

     The following table sets forth information regarding the Company's offices at September 30, 1999.



                                Year   Owned or    Book Value at      Approximate       Deposits at
                               Opened   Leased   September 30, 1999  Square Footage  September 30, 1999
                               ------  --------  ------------------  --------------  ------------------
                                                                                        (In thousands)
Main Office:
214 5th Street                   1910   Owned         $1.31 million          10,990             $52,352
Bemidji, Minnesota  56601

Branch Offices:
22 First Street, NE              1977   Owned               180,000           1,789              18,401
Bagley,  Minnesota  56621

109 Main Street West             1983   Owned               294,000           3,083              10,530
Baudette, Minnesota  56623

527 Minnesota Avenue             1987   Owned               107,000           1,700               4,609
Walker, Minnesota  56484

550 Paul Bunyan Drive, N.W.      1995   Leased              234,000           2,158               2,219
Bemidji, Minnesota  56601

        The book value of the Company's investment in premises and equipment totaled $2.12 million at September 30, 1999. See Note 9 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.
-------------------------

        At September 30, 1999, there were no legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

Item 4. Submission of Matters to Vote of Security Holders.
---------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders'
---------------------------------------------------------------------------
Matters
-------

        The information contained under the sections captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

        The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7. Financial Statements
----------------------------

        The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
---------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

        For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

          The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

                                    PART IV

Item 13.  Exhibits List and Reports on Form 8-K.
-----------------------------------------------

     (a)  List of Documents Filed as Part of this Report
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

          Independent Auditors' Report

          Consolidated Statements of Financial Condition - September 30, 1999 and 1998

          Consolidated Statements of Income - Years ended September 30, 1999 and 1998

          Consolidated Statements of Stockholders' Equity - Years ended September 30, 1999 and 1998

          Consolidated Statements of Cash Flows - Years ended September 30, 1999 and 1998

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

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.           Description
---           -----------
3.1            Articles of Incorporation of First Federal Bancorporation      *
3.2            Bylaws of First Federal Bancorporation                         *
4              Form of Common Stock Certificate of First Federal
               Bancorporation                                                 **
10.1           First Federal Bancorporation 1995 Stock Option and
               Incentive Plan                                                 **
10.2           First Federal Bancorporation Management Recognition Plan       *
10.3(a)        Employment Agreement between First Federal Bancorporation
               and William R. Belford                                         *
10.3(b)        Employment Agreement between First Federal Banking & Savings,
               FSB and William R. Belford                                     *
10.4           First Federal Banking & Savings, FSB Retirement Plan
               for Non-Employee Directors                                     *
10.5           First Federal Banking & Savings, FSB Deferred Compensation
               Plan, as Amended and Restated                                  *
10.6           First Federal Banking & Savings, FSB Supplemental
               Retirement plan                                                *
10.7           First Federal Bancorporation 1998 Stock Option Plan
13             Annual Report to Stockholders
21             Subsidiaries of the Registrant
23             Consent of McGladrey & Pullen LLP
27             Financial Data Schedule

---------------------
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed February 8, 1995 (File No. 33-86964).
(**) Incorporated herein by reference from Registration Statement on Form 8-A filed March 15, 1995 (File No. 0-25704).


     (b)  Reports on Form 8-K.  During the quarter ended September 30, 1999, the
          -------------------
Registrant did not file any Current Reports on Form 8-K.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FIRST FEDERAL BANCORPORATION



December 20, 1999
                                     By: /s/ William R. Belford
                                         -----------------------------------
                                         William R. Belford
                                         President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  William R. Belford                             December 20, 1999
----------------------------------
William R. Belford
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/  Dennis M. Vorgert                              December 20, 1999
----------------------------------
Dennis M. Vorgert
Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/  Ralph T. Smith                                 December 20, 1998
----------------------------------
Ralph T. Smith
Chairman of the Board

/s/ Martin R. Sathre                                December 20, 1998
----------------------------------
Martin R. Sathre
Vice Chairman of the Board

/s/ Walter R. Fankhanel                             December 20, 1998
----------------------------------
Walter R. Fankhanel
Director

/s/ James R. Sharp                                  December 20, 1998
----------------------------------
James R. Sharp
Director

/s/ Dean J. Thompson                                December 20, 1998
----------------------------------
Dean J. Thompson
Director