Form 10QSB
period 1999-12-31
FIRST FEDERAL BANCORPORATION /MN/
filed 2000-02-11
CIK 933461

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
               ___________________________________

                           FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999

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

                   Yes (X)             No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                           Outstanding at December 31, 1999
----------------------------    --------------------------------
Common Stock, $.01 par value                 1,423,269

                 FIRST FEDERAL BANCORPORATION

                          CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements                        Page
                                                           ----

               Consolidated Balance Sheets at
                December 31, 1999 and September 30,
                1999                                          3

               Consolidated Statements of Earnings for
                the Three Months Ended December
                31, 1999 and 1998                             5

               Consolidated Statement of Stockholders'
                Equity for the Three Months Ended
                December 31, 1999                             6

               Consolidated Statements of Cash Flows for
                the Three Months Ended December 31,
                1999 and 1998                                 7

               Notes to Consolidated Financial Statements     9

     Item 2:   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   11


PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                             16

     Item 2:   Changes in Securities                         16

     Item 3:   Defaults Upon Senior Securities               16

     Item 4:   Submission of Matters to a Vote of
                Security Holders                             16

     Item 5:   Other Materially Important Events             16

     Item 6:   Exhibits and Reports on Form 8-K              16

     Signatures                                              17

                      PART 1 - FINANCIAL STATEMENTS
             FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                           December 31      September 30
                                              1999             1999
                                           ----------      ------------
            Assets
Cash                                       $  2,911,196    $  2,194,436
Interest-bearing deposits with banks          5,954,319       2,344,936
                                           ------------    ------------
        Cash and cash equivalents             8,865,515       4,539,372

Securities available for sale:
  Mortgage-backed and related
    securities (amortized cost of
    $14,509,705 and $15,485,677)             14,088,901      15,201,045
  Other securities (amortized cost of
    $14,568,273 and $16,438,806)             14,138,782      16,071,076
                                           ------------    ------------
     Total securities available for sale     28,227,683      31,272,121
                                           ------------    ------------
Securities held to maturity:
  Mortgage-backed and related
    securities (estimated market value
    of $193,817 and $232,128)                   196,719         234,297
   Other securities (estimated market
     value of $31,241,523 and
     $31,940,310)                            33,574,760      33,574,335
                                           ------------    ------------
     Total securities held to maturity       33,771,479      33,808,632
                                           ------------    ------------

Loans receivable, net                        57,950,950      47,256,941
Federal Home Loan Bank stock, at cost         1,371,700       1,248,000
Foreclosed real estate, net                     102,548         188,300
Accrued interest receivable                   1,177,854       1,075,399
Premises and equipment, net                   2,105,544       2,123,863
Other assets                                  1,027,017         777,687
                                           ------------    ------------
     Total assets                          $134,600,290    $132,290,315
                                           ============    ============
     Liabilities and Stockholders' Equity

Deposits                                   $ 86,650,388    $ 88,110,758
Repurchase Agreements                         5,810,741       4,701,492
Federal Home Loan Bank Advances              27,431,558      24,956,845
Advance payments by borrowers for
 taxes and insurance                            110,444         186,123
Accrued interest payable                        679,218         577,585
Accrued expenses and other liabilities          752,574         696,151
                                           ------------    ------------
     Total liabilities                      121,434,923     119,228,954

                                    (continued)

                                           December 31,    September 30
                                              1999             1999
                                           ----------      ------------
Stockholders' Equity:
  Common stock ($.01 par value):
    authorized 4,000,000 shares;
    issued 1,423,269 and 1,431,069
    shares                                       14,233          14,311
   Additional paid-in-capital                 5,944,352       5,971,251
   Retained earnings, subject to certain
     restrictions                             9,516,424       9,260,477
   Accumulated other comprehensive income,
     unrealized loss on securities
     available for sale, net of tax effect     (501,673)       (335,848)
   Unearned employee stock ownership plan
     shares                                    (327,750)       (345,000)
   Unearned shares management recognition
     plan                                       (70,833)        (94,444)
   Treasury stock, at cost, 289,956 and
     289,605 shares                          (1,997,209)     (1,989,226)
   Deferred compensation payable in
     common stock                               587,823         579,840
                                           ------------    ------------
     Total stockholders' equity              13,165,367      13,061,361
                                           ------------    ------------
     Total liabilities and
      stockholders' equity                 $134,600,290    $132,290,315
                                           ============    ============

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

                                                    Three Months
                                                  Ended December 31,
                                                  -----------------
                                                  1999        1998
                                                ----------------------
Interest income:
   Loans receivable                             $1,214,312   $1,203,906
   Mortgage-backed and related
    securities                                     231,547      265,459
   Other securities                                794,941      677,504
   Interest-bearing deposits with banks             28,695       12,752
   Other                                            20,740       19,278
                                                -----------------------
                                                 2,290,235    2,178,899
                                                -----------------------
Interest expense:
   Deposits                                        910,867      971,878
   Borrowings                                      431,496      322,827
                                                -----------------------
                                                 1,342,363    1,294,705
                                                -----------------------
      Net interest income                          947,872      884,194
Provision for (recovery of) loan losses              2,835      (41,292)
                                                -----------------------
      Net interest income after
       provision for (recovery of) loan
       losses                                      945,037      925,486
                                                -----------------------

Noninterest income:
   Fees and service charges                        158,763      145,128
   Gain on sales of foreclosed real estate          38,435          132
   Other                                            26,910        8,149
                                                -----------------------
       Total noninterest income                    224,108      153,409
                                                -----------------------
Noninterest expense:
   Compensation and employee benefits              402,832      395,610
   Occupancy                                       131,348      122,044
   Federal deposit insurance premiums               12,981       12,524
   Data processing                                  19,465       23,195
   Advertising                                      33,536       22,773
   Other                                           117,940      111,152
                                                -----------------------
       Total noninterest expense                   718,102      687,298
                                                -----------------------
       Earnings before income tax
         expense                                   451,043      391,597
Income tax expense                                 173,178      158,766
                                                -----------------------
Net earnings                                    $  277,865   $  232,831
                                                ==========   ==========
Earnings per share:
   Basic                                        $     0.24   $     0.20
                                                ----------   ----------
   Diluted                                      $     0.24   $     0.19
                                                ----------   ----------

Comprehensive income                            $  112,040   $   79,325
                                                ==========   ==========

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
             Consolidated Statement of Stockholders' Equity
                            (Unaudited)




                                                                      Accumulated
                                               Additional                Other
                        Comprehensive  Common    Paid-in   Retained   Comprehensive
                            Income      Stock    Capital   earnings   Income (Loss)
                        ------------------------------------------------------------
Balance, September 30,
  1999                                  $14,311  5,971,251  9,260,477   (335,848)

Comprehensive income:
  Net income             $ 277,865                            277,865

Change in net
unrealized gain (loss)
  on securities
  available for sale,
   net of tax effect      (165,825)                                     (165,825)
                         ---------
   Comprehensive Income  $ 112,040
                         =========

Increase in deferred
  compensation payable
  in common stock

Purchase and
  retirement of
  common stock                              (78)   (34,554)   (21,918)

Amortization of
  management
  recognition plan
  shares

Earned employee
  stock ownership
  plan shares                                        7,655
                                        ----------------------------------------
Balance, December
  31, 1999                              $14,233  5,944,352  9,516,424   (501,673)
                                        ========================================

                          Unearned                             Deferred
                          Employee      Unearned                 Comp
                           Stock       Management              Payable in    Total
                         Ownership     Recognition   Treasury   Common    Stockholders'
                        Plan Shares    Plan Shares     Stock     Stock       Equity
                        ---------------------------------------------------------------
Balance, December 31,
  1999                   (345,000)      (94,444)     (1,989,226)  579,840   13,061,361

Comprehensive income:
  Net income                                                                   277,865

Change in
unrealized gain (loss)
  on securities
  available for sale,
   net of tax effect                                                          (165,825)
   Comprehensive Income


Increase in deferred
  compensation payable
  in common stock                                        (7,983)    7,983            0

Purchase and
  retirement of
  common stock                                                                 (56,550)

Amortization of
  management
  recognition plan
  shares                                 23,611                                 23,611

Earned employee
  stock ownership
  plan shares              17,250                                               24,905
                        --------------------------------------------------------------
Balance, December
  31, 1999              $(327,750)      (70,883)     (1,997,209)  587,823   13,165,367
                        ==============================================================

                                    6

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)

                                                               Three Months
                                                             Ended December 31,
                                                            -------------------
                                                           1999             1998
                                                       ------------     ------------
Operating activities:
  Net earnings                                         $   277,865      $   232,831
  Adjustments to reconcile net earnings to net
    cash provided by operations:
      Provision for (recovery of) loan losses                2,835          (41,292)
      Depreciation                                          68,233           66,205
      Amortization of premium and discount, net            (25,295)          (8,730)
      Increase in accrued interest receivable             (102,455)         (73,028)
      Increase in accrued interest payable                 101,633           23,373
      Gain on sales of foreclosed real estate              (38,435)            (129)
      Earned ESOP shares priced above original cost          7,655           19,406
      Decrease in Unearned ESOP Shares                      17,250           17,250
      Decrease in Unamortized Restricted Stock              23,611           23,611
      Increase in Deferred Comp Payable in Common Stock      7,983            9,034
      (Increase) decrease in other assets                 (134,095)          39,765
      Increase (decrease) in accrued expenses and
        other liabilities                                   56,423           (6,301)
                                                       -----------      -----------
        Net cash provided by operating activities          264,208          301,995
                                                       -----------      -----------

Investing activities:
  Net (increase) decrease in loans receivable             (696,844)       1,076,914
  Purchases of:
    Other securities - available for sale               (4,176,688)      (1,993,875)
    Other securities - held to maturity                          0      (14,084,531)
    Mortgage-backed & related securities -
      available for sale                                         0       (2,255,555)
    FHLB stock                                            (123,700)         (71,300)
    Premises and equipment                                 (50,914)        (114,022)
  Proceeds from maturities or calls of:
    Other securities - available for sale                5,988,301        4,385,398
    Other securities - held to maturity                          0        9,000,000
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                                 976,525        2,332,207
    Mortgage-backed & related securities
      - held to maturity                                    37,688           10,603
  Net decrease (increase) in foreclosed real
    estate                                                 124,187         (146,758)
                                                       -----------      -----------
        Net cash provided by (used in)
          investing activities                           2,078,555       (1,860,919)
                                                       -----------      -----------

                                   (continued)

                                                               Three Months
                                                             Ended December 31,
                                                            ------------------
                                                           1999             1998
                                                       ------------     ------------
Financing activities:
  Net (decrease) increase in deposits                  $(1,460,370)     $ 2,240,057
  Purchase and retirement of common stock                  (56,550)               0
  Purchase of treasury stock                                (7,983)          (9,034)
  Decrease in advance payments by borrowers
    for taxes and insurance                                (75,679)         (67,320)
  Federal Home Loan Bank advances                       52,900,000       11,906,614
  Repayment of FHLB advances                           (50,425,287)      (9,982,581)
  Increase (decrease) in other borrowed money            1,109,249          (28,259)
                                                       -----------      -----------
    Net cash provided by financing activities            1,983,380        4,059,477
                                                       -----------      -----------

    Increase in cash and cash equivalents                4,326,143        2,500,553

Cash and cash equivalents, beginning of period           4,539,372        4,290,188
                                                       -----------      -----------
Cash and cash equivalents, end of period               $ 8,865,515      $ 6,790,741
                                                       ===========      ===========

Supplemental cash flow disclosures:
  Cash paid for interest on deposits                   $   891,345      $   957,805
  Cash paid for interest on borrowings                     349,385          322,827
  Cash paid for income taxes                               110,000          209,000

Supplemental noncash flow disclosures:
  Transfer of loans to real estate                     $         0      $   153,648
  Loans receivable on other real estate sold           $    46,500      $         0

           FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                           (Unaudited)

                         December 31, 1999
(1) The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended September 30, 1999 of First Federal Bancorporation (the "Company"), as filed with the Securities and Exchange Commission. The September 30, 1999 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)  Basis of Preparation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The statement of income for the three month period ended December 31, 1999 is not necessarily indicative of the results which may be expected for the entire year.

(3)   Earnings Per Common Share and Common Share Equivalents

      Following is information about the computation of the earnings per share data for the three months ended
      December 31, 1999 and 1998:

                                             Three months ended                Three months ended
                                             December 31, 1999                 December 31, 1998
                                      --------------------------------   --------------------------------
                                                             Per share                          Per share
                                      Numerator  Denominator   Amount    Numerator  Denominator  Amount
                                      ---------- ----------- ---------   ---------  ----------- ---------
Basic earnings per share, income
  available to common stockholders     $277,865  1,138,780     $0.24      $232,831   1,174,034   $0.20
                                                               =====                             =====
Effect of dilutive securities:
  MRP shares                                         1,722                              11,305
  Stock options                                     14,330                              52,262
                                       -------------------                --------------------
  Diluted earnings per share,
     income available to common
     stockholders                      $277,865  1,154,832     $0.24      $232,831   1,237,601   $0.19
                                       =============================      =============================

(4)  Regulatory Capital Requirements

     At December 31, 1999, the Bank met each of the current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at December
31, 1999:

                                                            Minimum for Capital      Minimum to be
                                          Actual             Adequacy Purposes      Well Capitalized
                                      Ratio    Amount        Ratio       Amount     Ratio     Amount
                                      --------------------------------------------------------------
Stockholders' equity,
  and ratio to total assets              7.98%  $10,539

Tangible capital,
  and ratio to adjusted total assets     8.31%  $11,048       2.00%      $2,659

Tier 1 (core) capital,
  and ratio to adjusted total assets     8.31%  $11,048       4.00%      $5,317      5.00%    $6,647

Tier 1 capital,
  and ratio to risk-weighted assets     17.31%  $11,048       4.00%      $2,554      6.00%    $3,830

Total risk-based capital,
  and ratio to risk-weighted assets     18.04%  $11,518       8.00%      $5,107     10.00%    $6,384

Total assets                         $132,074

Adjusted total assets                $132,937

Risk-weighted assets                 $ 63,838



(5)   Stockholders' Equity

     During the three months ended December 31, 1999, the Company repurchased 7,800 shares under the Company's repurchase program which was approved on September 3, 1998. The repurchased shares were retired by the Company.

     During the three months ended December 31, 1999, the Company approved a stock repurchase program to acquire up to 142,326 shares of the Company's common stock which represented
10.0% of the outstanding common stock.

(6)  Comprehensive Income

     Financial Accounting Standards Board Statement No. 130 requires that all items that are components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

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

Year 2000 Readiness Disclosure:

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. It was anticipated that such computer systems would be unable to intrepret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company and its subsidiary, First Federal Bank (the 'Bank') has not experienced any problems as a result of the date change to the year 2000. The Bank continues to monitor the status of its commercial customers to determine the potential for loss in relation to these customers as the result of year 2000 problems.

Financial Condition:

     Total assets increased by $2.31 million, or 1.75%, from $132.29 million at September 30, 1999, to $134.60 million at December 31, 1999. The increase was primarily due to an increase in cash and cash equivalents, loans receivable, and other assets, partially offset by a decrease in the securities portfolio of the Bank, including mortgage-backed and related securities. Cash and cash equivalents totaled $8.87 million at December 31, 1999, an increase of $4.33 million, or 95.30%, from September 30, 1999. This increase was primarily due to an increase in short-term time certificates and an increase in cash to accomodate customer needs during the rollover to the year 2000. Due to an increase in loan demand, loans receivable, net, increased $694,000, or 1.21%, from $57.26 million at September 30, 1999 to $57.95 million at December 31, 1999. Other assets increased by $371,000, or 6.86% from $5.41 million at September 30, 1999 to $5.78 million at December 31, 1999. The Company's securities portfolio decreased $3.08 million, or 4.74%, from $65.08 million at September 30, 1999, to $62.00 million at December 31, 1999. Securities available-for-sale decreased $3.04 million, or 9.74%, from $31.27 million at September 30, 1998, to $28.23 million at December 31, 1999.

     Deposits decreased by $1.46 million, or 1.66%, from $88.11 million at September 30, 1999, to $86.65 million at December 31,
1999.

     Borrowings increased $3.58 million, or 12.08%, from $29.66 million at September 30, 1999, to $33.24 million at December 31, 1999. Federal Home Loan Bank advances increased $2.47 million, or 9.92%, from $24.96 million at September 30, 1999, to $27.43 million at December 31, 1999. The Company continues to use leveraged borrowings to generate additional income from the spread between the borrowing rate and the rate on the investments purchased with the borrowed funds. Borrowings in the form of repurchase agreements increased $1.11 million, or 23.59%, from $4.70 million at September 30, 1999 to $5.81 million at December 31, 1999. Repurchase agreements are primarily issued to local government units.

     Stockholders' equity increased during the three months ended December 31, 1999 by $104,000, or 0.80%, from $13.06 million at September 30, 1999, to $13.17 million at December 31, 1999. The increase was primarily a result of net income of $278,000 and an increase of $49,000 in the earned management recognition plan shares and the employee stock ownership plan shares. This increase was partially offset by a $166,000 decrease in the net unrealized loss on securities available-for-sale, net of tax effect, and $57,000 in the purchase and retirement of common stock.

Net Income:

     Net income for the three months ended December 31, 1999, increased $45,000, or 19.34%, from the three months ended December 31, 1999, from $233,000 to $278,000, respectively.
This increase was primarily the result of an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses and the change in the provision for (recovery of) loan losses between periods.

Net Interest Income:

     Net interest income increased by $64,000, or 7.20%, for the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The Company increased its average interest earning assets by $7.65 million, or 6.39%, while the net interest margin increased from 2.93% for the three months ended December 31, 1998, to 2.95% for the three months ended December 31, 1999. The primary reason for this increase in net interest income during the periods was a 19 basis point decrease in the average cost of interest bearing liabilities, which was partially offset by a 9 basis point decrease in the average yield on interest earning assets.

Interest Income:

     Interest income increased by $111,000, or 5.11%, from $2.18 million for the three months ended December 31, 1998, to $2.29 million for the three months ended December 31, 1999. The increase in interest income is primarily a result of a $7.65 million increase in average interest earning assets, partially offset by a decrease in the average yield on interest earning assets from 7.22% for the three months ended December 31, 1998, to 7.13% for the three months ended December 31, 1999. The primary reason for the decrease in the average yield on interest earning assets was a 13 basis point decrease in the average yield on loans.

Interest Expense:

     Interest expense increased by $48,000, or 3.68%, from
$1.29 million for the three months ended December 31, 1998, to $1.34 million for the three months ended December 31, 1999. The increase in interest expense is primarily a result of an $8.78 million increase in average interest bearing liabilities, partially offset by a decrease in the average cost of interest bearing liabilities from 4.64% for the three months ended December 31, 1998, to 4.45% for the three months ended December 31, 1999. The relatively low rate environment has resulted in a 32 basis point decrease in the average cost of deposits, while the average cost of other borrowings increased 9 basis points.

Provision for Loan Losses:

     The Bank's provision for loan losses was $3,000 for the three months ended December 31, 1999, compared to a recovery of $41,000 for the three months ended December 31, 1998. Adjustments to the Bank's provision for loan losses is a result of management's ongoing evaluation of the loan portfolio.

Non-Interest Income:

     Total non-interest income increased by $71,000, or 46.09%, from $153,000 for the three months ended December 31, 1998, to $224,000 for the three months ended December 31, 1999. This increase was primarily due to a $38,000 increase in the gain on sales of foreclosed real estate; a $14,000 increase in fees and service charges, primarily due to a $22,000 increase in deposit related fees, partially offset by a $8,000 decrease in loan related fees, and a $19,000 increase in other noninterest income, primarily due to an increase in credit life and disability insurance commissions and commissions on the sales of non-deposit related products.

Non-Interest Expense:

     Total non-interest expense increased by $31,000, or 4.48%, from $687,000 for the three months ended December 31, 1998, to $718,000 for the three months ended December 31, 1999. This increase was primarily for the following reasons: (i) a $7,000 increase in compensation and employee benefits; (ii) a $9,000 increase in occupancy expense; (iii) an $11,000 increase in advertising; and (iv) a $7,000 increase in other non-interest expenses. These increases were partially offset by a $4,000 decrease in data processing expenses.

Income Tax Expense:

     Income tax expense increased by $14,000, or 9.08%, from $159,000 for the three months ended December 31, 1998, to $173,000 for the three months ended December 31, 1999. The increases in income tax expense were due to an increase in net income before income tax expense for each period in comparison to the same period in the prior year.

Asset and Liability Management:

     The Bank seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the change in the Bank's net portfolio value resulting from favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities.

     In the banking industry, a traditional measurement of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Bank's interest rate repricing gaps for selected maturity periods at December 31, 1999 (in thousands):


                                                         Rate Sensitive Period
                                          -----------------------------------------------
                                          1-180      181-365      1-2     Over 2
                                           Days        Days      Years     Years    Total
                                          -----------------------------------------------
Earning assets:
  Loans
    Fixed-rate                             1,976     2,129        3,784    14,557   22,446
    Variable-rate                         18,313    10,206          852     6,069   35,440
  Securities
    Fixed-rate (1)                         2,937       627          955    14,221   18,740
    Variable-rate                         45,472       300        1,000            46,772
                                          ------------------------------------------------
                                          68,698    13,262        6,591    34,847  123,398
                                          ------------------------------------------------
Interest-bearing liabilities:
  Time deposits                           22,088    11,965       10,564     8,889   53,506
  NOW and money market deposits (2)        2,314     2,347                20,365   25,026
  Savings deposits (2)                       552       552                 7,037    8,141
  Borrowings                              32,543       668           32            33,243
                                          ------------------------------------------------
     Total interest-bearing liabilities   57,497    15,532       10,596    36,291  119,916
                                          ------------------------------------------------
  Incremental asset (liability) gap       11,201    (2,270)      (4,005)   (1,444)   3,482
                                          ------------------------------------------------
  Cumulative asset (liability) gap        11,201     8,931        4,926     3,482    3,482
                                          ------------------------------------------------

(1) Maturity of mortgage-backed and asset-backed securities are presented based on the current estimated cash flows.
(2) Historically the Bank's NOW accounts and savings deposits have been relatively insensitive to interest rate changes. However, the Bank considers a portion of savings deposits to be rate sensitive based on historical growth trends and management's expectations.

     While the gap analysis provides an indication of interest rate sensitivity, experience has shown that it does not fully capture the true dynamics of interest rate changes.
Essentially, the analysis presents only a static measurement of asset and liability volumes based on contractual maturity, cash flow estimates or repricing opportunity. It fails to reflect the differences in the timing and degree of repricing of assets and liabilities due to interest rate changes. In analyzing interest rate sensitivity, management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

     A principal objective of the Bank's asset/liability management effort is to balance the various factors that generate interest rate risk, thereby maintaining the interest rate sensitivity of the Bank within acceptable risk levels. To manage interest rate risk, the Bank assesses its current risk position in light of interest rate forecasts and develops and implements specific lending, funding and investment strategies. The Bank may also use derivative financial instruments, including interest rate swaps, caps, floors, futures and options, to manage interest rate risk. To date such instruments have not been utilized.

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

     The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the three months ended December 31, 1999, the Bank's loan originations and purchases totaled $6.04 million. The Company purchased investment securities and mortgage-backed and related securities during the three months ended December 31, 1999 of $4.18 million. Securities held-to-maturity decreased to $33.77 million at December 31, 1999 from $33.81 million at September 30, 1999.

     The primary financing activity of the Bank is the attraction of deposits and secured borrowings. During the three months ended December 31,1999, deposits at the Bank decreased
$1.46 million, or 1.66%, from $88.11 million at September 30, 1999 to $86.65 million at December 31, 1999.

     The Bank has utilized retail repurchase agreements as a source of funding. At December 31, 1999, repurchase agreements totaled $5.81 million compared to $4.70 million at September 30, 1999.

     At December 31, 1999, the FHLB advances are secured by the FHLB stock and a blanket pledge of residential loans, and governmental agency securities. Under the agreement, the Bank must maintain eligible collateral in amounts exceeding 125 percent of the outstanding advances. At December 31, 1999, the Bank had $27.43 million in advances outstanding with the FHLB compared to $24.96 million at September 30, 1999.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4.00%. The Bank's average daily liquidity ratio for the month ended December 31, 1999 was 33.69%.

     The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At December 31, 1999, cash and cash equivalents totaled $8.87 million compared to $4.54 million at September 30, 1999. This increase was primarily due to an increase in short-term time certificates and an increase in cash to accomodate customer needs during the rollover to the year 2000.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 1999, the Bank had commitments to originate or purchase loans of $1.00 million. Certificates of deposits which are scheduled to mature in one year or less at December 31, 1999, totaled $34.05 million. Management believes that a significant portion of such deposits will remain with the Bank.

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

ITEM 4:  Submission of Matters to a Vote of Security Holders.

         None.

ITEM 5:  Other Information.

ITEM 6:  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              On October 26, 1999, the Registrant filed a
              Current Report on Form 8-K announcing the adoption of a stock repurchase program to repurchase up to 10% of the Registrant's outstanding shares of common stock, or approximately 142,326 shares, over a twelve month period.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FIRST FEDERAL BANCORPORATION
                        Registrant


Date: February 11, 2000  /s/ William R. Belford
                         _______________________________________
                         William R. Belford, President and Chief
                         Executive Officer (Duly Authorized
                         Officer)

Date: February 11, 2000  /s/ Dennis M. Vorgert
                         _______________________________________
                         Dennis M. Vorgert, Vice President
                         (Principal Financial Officer)