Form 10QSB
period 2000-03-31
FIRST FEDERAL BANCORPORATION /MN/
filed 2000-05-12
CIK 933461

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
               ___________________________________

                           FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

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

                   Yes (X)             No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                           Outstanding at March 31, 2000
----------------------------    -----------------------------
Common Stock, $.01 par value                 1,396,519

                 FIRST FEDERAL BANCORPORATION

                          CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements                        Page
                                                           ----
                 Consolidated Balance Sheets at
               March 31, 2000 and September 30, 1999        3

               Consolidated Statements of Income for
                the Three Months and Six Months
                Ended March 31, 2000 and 1999               5

               Consolidated Statement of Stockholders'
                Equity for the Six Months Ended
                March 31, 2000                              6

               Consolidated Statements of Cash Flows for
                the Six Months Ended March 31, 2000
                and 1999                                    7

               Notes to Consolidated Financial Statements   9

     Item 2:   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  12


PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                            18

     Item 2:   Changes in Securities                        18

     Item 3:   Defaults Upon Senior Securities              18

     Item 4:   Submission of Matters to a Vote of
                Security Holders                            18

     Item 5:   Other Materially Important Events            18

     Item 6:   Exhibits and Reports on Form 8-K             18

     Signatures                                             19

                      PART 1 - FINANCIAL STATEMENTS
             FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                            March 31        September 30
                                              2000             1999
                                           ----------      ------------
            Assets
Cash                                       $  1,402,385    $  2,194,436
Interest-bearing deposits with banks          6,683,310       2,344,936
                                           ------------    ------------
        Cash and cash equivalents             8,085,695       4,539,372

Securities available for sale:
  Mortgage-backed and related
    securities (amortized cost of
    $13,701,178 and $15,485,677)             13,229,361      15,201,045
  Other securities (amortized cost of
    $15,564,374 and $16,438,806)             15,087,211      16,071,076
                                           ------------    ------------
     Total securities available for sale     28,316,572      31,272,121
                                           ------------    ------------
Securities held to maturity:
  Mortgage-backed and related
    securities (estimated market value
    of $178,889 and $232,128)                   183,404         234,297
   Other securities (estimated market
     value of $31,149,536 and
     $31,940,310)                            33,575,191      33,574,335
                                           ------------    ------------
      Total securities held to maturity      33,758,595      33,808,632
                                           ------------    ------------

Loans receivable, net                        60,518,847      47,256,941
Federal Home Loan Bank stock, at cost         1,470,300       1,248,000
Foreclosed real estate, net                      44,759         188,300
Accrued interest receivable                   1,061,375       1,075,399
Premises and equipment, net                   2,196,018       2,123,863
Other assets                                  1,138,857         777,687
                                           ------------    ------------
     Total assets                          $136,591,018    $132,290,315
                                           ============    ============
      Liabilities and Stockholders' Equity

Deposits                                   $ 88,650,099    $ 88,110,758
Repurchase Agreements                         8,583,229       4,701,492
Federal Home Loan Bank Advances              24,901,190      24,956,845
Advance payments by borrowers for
 taxes and insurance                            203,854         186,123
Accrued interest payable                        512,247         577,585
Accrued expenses and other liabilities          598,128         696,151
                                           ------------    ------------
     Total liabilities                      123,448,747     119,228,954

                                    (continued)

                                           March 31,       September 30
                                              2000             1999
                                           ----------      ------------
Stockholders' Equity:
  Common stock ($.01 par value):
    authorized 4,000,000 shares;
    issued 1,396,519 and 1,431,069
    shares                                       13,965          14,311
   Additional paid-in-capital                 5,835,768       5,971,251
   Retained earnings, subject to certain
     restrictions                             9,619,544       9,260,477
   Accumulated other comprehensive income,
     unrealized loss on securities
     available for sale, net of tax effect     (559,898)       (335,848)
   Unearned employee stock ownership plan
     shares                                    (310,500)       (345,000)
   Unearned management recognition plan
     shares                                     (47,222)        (94,444)
   Treasury stock, at cost, 292,103 and
     289,605 shares                          (2,013,902)     (1,989,226)
   Deferred compensation payable in
     common stock                               604,516         579,840
                                           ------------    ------------
       Total stockholders' equity            13,142,271      13,061,361
                                           ------------    ------------
       Total liabilities and
        stockholders' equity               $136,591,018    $132,290,315
                                           ============    ============

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                      Three Months Ended        Six Months Ended
                                            March 31,                March 31,
                                      ---------------------    --------------------
                                         2000        1999        2000        1999
                                      ----------  ---------    --------    --------
Interest income:
   Loans receivable                   $1,251,653   $1,101,702  $2,465,965 $2,305,608
   Mortgage-backed and related
    securities                           224,961      258,640     456,508    524,099
   Other securities                      789,225      751,975   1,584,166  1,429,479
   Interest-bearing deposits with banks   58,174       12,976      86,869     25,728
   Other                                  23,625       18,790      44,365     38,068
                                      ----------------------------------------------
                                       2,347,638    2,144,083   4,637,873  4,322,982
                                      ----------------------------------------------
Interest expense:
   Deposits                              915,439      929,521   1,826,306  1,901,399
   Borrowings                            491,373      347,447     922,869    670,274
                                      ----------------------------------------------
                                       1,406,812    1,276,968   2,749,175  2,571,673
                                      ----------------------------------------------
      Net interest income                940,826      867,115   1,888,698  1,751,309
Provision for loan losses                      0       47,086       2,835      5,794
                                      ----------------------------------------------
      Net interest income after
       provision for loan losses         940,826      820,029   1,885,863  1,745,515
                                      ----------------------------------------------

Noninterest income:
   Fees and service charges              158,809      133,629     317,572    278,757
   Gain (loss) on sales of
     foreclosed real estate                2,737       (7,143)     41,172     (7,011)
   Other                                  17,663       11,476      44,573     19,625
                                      ----------------------------------------------
       Total noninterest income          179,209      137,962     403,317    291,371
                                      ----------------------------------------------
Noninterest expense:
   Compensation and employee benefits    424,198      394,713     827,030    790,323
   Occupancy                             146,305      129,221     277,653    251,265
   Federal deposit insurance premiums      4,687       13,162      17,668     25,686
   Data processing                        18,155       18,276      37,620     41,471
   Advertising                            55,413       35,065      88,949     57,838
   Other                                 204,273      146,614     322,213    257,766
                                      ----------------------------------------------
       Total noninterest expense         853,031      737,051   1,571,133  1,424,349
                                      ----------------------------------------------
       Income before income tax
         expense                         267,004      220,940     718,047    612,537
Income tax expense                        98,123       78,903     271,301    237,669
                                      ----------------------------------------------
Net income                            $  168,881   $  142,037  $  446,746 $  374,868
                                      ==============================================
Earnings per common share:
   Basic                              $     0.15   $     0.12 $      0.39 $     0.32
                                      ----------------------------------------------
   Diluted                            $     0.15   $     0.12 $      0.39 $     0.30
                                      ----------------------------------------------

Comprehensive income                  $  110,656   $   56,487  $  222,696 $  135,812
                                      ==============================================

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
             Consolidated Statement of Stockholders' Equity
                            (Unaudited)




                                                                      Accumulated
                                               Additional                Other
                        Comprehensive  Common    Paid-in   Retained   Comprehensive
                            Income      Stock    Capital   earnings   Income (Loss)
                        ------------------------------------------------------------
Balance, September 30,
  1999                                   $14,311  5,971,251  9,260,477   (335,848)

Comprehensive income:
  Net income              $ 446,746                            446,746

  Change in net
  unrealized gain (loss)
    on securities
    available for sale,
     net of tax effect     (224,050)                                     (224,050)
                          ---------
     Comprehensive Income $ 222,696
                          =========

Increase in deferred
  compensation payable
  in common stock

Purchase and
  retirement of
  common stock                             (346)  (153,056)   (87,679)

Amortization of
  management
  recognition plan
  shares

Earned employee
  stock ownership
  plan shares                                       17,573
                                        ----------------------------------------
Balance, March
  31, 2000                              $13,965  5,835,768  9,619,544   (559,898)
                                        ========================================

                          Unearned                             Deferred
                          Employee      Unearned                 Comp
                           Stock       Management              Payable in    Total
                         Ownership     Recognition   Treasury   Common    Stockholders'
                        Plan Shares    Plan Shares     Stock     Stock       Equity
                        ---------------------------------------------------------------
Balance, September 30,
  1999                    (345,000)      (94,444)     (1,989,226)  579,840  13,061,361

Comprehensive income:
  Net income                                                                   446,746

  Change in
  unrealized gain (loss)
    on securities
    available for sale,
     net of tax effect                                                        (224,050)

     Comprehensive Income

  Increase in deferred
    compensation payable
    in common stock                                      (24,676)   24,676           0

Purchase and
  retirement of
  common stock                                                                (241,081)

Amortization of
  management
  recognition plan
  shares                                  47,222                                47,222

Earned employee
  stock ownership
  plan shares              34,500                                               52,073
                        --------------------------------------------------------------
Balance, March
  31, 2000              $(310,500)       (47,222)     (2,013,902)  604,516  13,142,271
                        ==============================================================

                                    6

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                Six Months
                                                             Ended March 31,
                                                            -------------------
                                                           2000             1999
                                                       ------------     ------------
Operating activities:
  Net earnings                                         $   446,746      $   374,868
  Adjustments to reconcile net earnings to net
    cash provided by operations:
      Provision for loan losses                              2,835            5,794
      Depreciation                                         139,384          132,024
      Amortization of premium and discount, net            (52,602)         (30,965)
      Decrease (increase) in accrued interest
        receivable                                          14,024         (111,020)
      Decrease in accrued interest payable                 (65,338)         (17,999)
      (Gain)loss on sales of foreclosed real estate        (41,172)           7,014
      Earned ESOP shares priced above original cost         17,573           34,716
      Decrease in Unearned ESOP Shares                      34,500           34,500
      Decrease in Unamortized Restricted Stock              47,222           47,221
      Increase in Deferred Comp Payable in Common Stock     24,676           30,426
      Increase in other assets                            (205,475)        (164,241)
      Decrease in accrued expenses and other
        liabilities                                        (98,023)        (103,416)
                                                       -----------      -----------
        Net cash provided by operating activities          264,350          238,922
                                                       -----------      -----------

Investing activities:
  Net (increase) decrease in loans receivable           (3,264,741)       1,717,239
  Purchases of:
    Other securities - available for sale               (9,581,216)      (7,527,790)
    Other securities - held to maturity                          0      (24,081,719)
    Mortgage-backed & related securities -
      available for sale                                         0       (3,997,095)
    FHLB stock                                            (222,300)         (71,300)
    Premises and equipment                                (211,539)        (146,027)
  Proceeds from maturities or calls of:
    Other securities - available for sale               10,422,117       11,585,457
    Other securities - held to maturity                          0       13,500,000
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                               1,786,437        4,746,842
    Mortgage-backed & related securities
      - held to maturity                                    51,105           40,197
  Net decrease (increase) in foreclosed real
    estate                                                 184,713         (104,990)
                                                       -----------      -----------
        Net cash used in investing activities             (835,424)      (4,339,186)
                                                       -----------      -----------

                                   (continued)

                                                                 Six Months
                                                              Ended March 31,
                                                           2000             1999
                                                       ------------     ------------
Financing activities:
  Net increase in deposits                             $   539,341      $     7,512
  Purchase and retirement of common stock                 (241,081)        (156,624)
  Purchase of treasury stock                               (24,676)         (30,426)
  Increase in advance payments by borrowers
    for taxes and insurance                                 17,731           36,354
  Net increase (decrease) in FHLB short-term
    advances                                            17,944,345          889,988
  Purchase of FHLB long-term advances                            0        2,000,000
  Repayment of FHLB long-term advances                 (18,000,000)               0
  Increase in other borrowed money                       3,881,737        1,664,512
                                                       -----------      -----------
    Net cash provided by financing activities            4,117,397        4,411,316
                                                       -----------      -----------

    Increase in cash and cash equivalents                3,546,323          311,052

Cash and cash equivalents, beginning of period           4,539,372        4,290,188
                                                       -----------      -----------
Cash and cash equivalents, end of period               $ 8,085,695      $ 4,601,240
                                                       ===========      ===========

Supplemental cash flow disclosures:
  Cash paid for interest on deposits                   $ 1,829,061      $ 1,935,188
  Cash paid for interest on borrowings                     985,452          654,484
  Cash paid for income taxes                               367,298          437,500

Supplemental noncash flow disclosures:
  Transfer of loans to real estate                     $         0      $   153,648
  Loans receivable on other real estate sold           $   135,500      $         0

              FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                               (Unaudited)

                             March 31, 2000

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


(2)  Basis of Preparation

     In the opinion of the Company, the accompanying unaudited
     consolidated financial   statements contain all adjustments
     (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The statement of income for the six month period ended March 31, 2000 is not necessarily indicative of the results which may be expected for the entire year.


(3)  Earnings Per Common Share and Common Share Equivalents

     Following is information about the computation of the earnings per share data for the three months ended March
     31, 2000 and 1999:

                                             Three months ended                Three months ended
                                               March 31, 2000                    March 31, 1999
                                      --------------------------------   --------------------------------
                                                             Per share                          Per share
                                      Numerator  Denominator   Amount    Numerator  Denominator  Amount
                                      ---------- ----------- ---------   ---------  ----------- ---------
Basic earnings per share, income
  available to common stockholders     $168,881  1,131,969     $0.15      $142,037   1,175,886   $0.12
                                                               =====                             =====
Effect of dilutive securities:
  MRP shares                                         2,009                               8,530
  Stock options                                     16,759                              37,880
                                       -------------------                --------------------
  Diluted earnings per share,
     income available to common
     stockholders                      $168,881  1,150,737     $0.15      $142,037   1,222,296   $0.12
                                       =============================      ============================

     Following is information about the computation of the earnings per share data for the six months ended March 31, 2000 and 1999:

                                              Six months ended                  Six months ended
                                               March 31, 2000                    March 31, 1999
                                      --------------------------------   --------------------------------
                                                             Per share                          Per share
                                      Numerator  Denominator   Amount    Numerator  Denominator  Amount
                                      ---------- ----------- ---------   ---------  ----------- ---------
Basic earnings per share, income
  available to common stockholders     $446,746  1,135,393     $0.39      $374,868   1,174,950   $0.32
                                                               =====                             =====
Effect of dilutive securities:
  MRP shares                                         1,865                               9,933
  Stock options                                     15,537                              45,149
                                       -------------------                --------------------
  Diluted earnings per share,
     income available to common
     stockholders                      $446,746  1,152,795     $0.39      $374,868   1,230,032   $0.30
                                       =============================      ============================

(4)  Regulatory Capital Requirements

     At March 31, 2000, the Bank met each of the current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 2000:

                                                            Minimum for Capital      Minimum to be
                                          Actual             Adequacy Purposes      Well Capitalized
                                      Ratio    Amount        Ratio       Amount     Ratio     Amount
                                      --------------------------------------------------------------
Stockholders' equity,
  and ratio to total assets              7.93%  $10,653

Tangible capital,
  and ratio to adjusted total assets     8.30%  $11,220       2.00%      $2,704

Tier 1 (core) capital,
  and ratio to adjusted total assets     8.30%  $11,220       4.00%      $5,409      5.00%    $6,761

Tier 1 capital,
  and ratio to risk-weighted assets     16.95%  $11,220       4.00%      $2,648      5.00%    $3,972

Total risk-based capital,
  and ratio to risk-weighted assets     17.64%  $11,675       8.00%      $5,296     10.00%    $6,620

Total assets                         $134,262

Adjusted total assets                $135,223

Risk-weighted assets                 $ 66,200


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

     During the three months ended March 31, 2000, the Company repurchased 791 shares under the Company's repurchase program which was approved on September 3, 1998. The repurchased shares were retired by the Company. This buyback completed this repurchase program.

     During the three months ended March 31, 2000, the Company repurchased 25,959 shares under the Company's repurchase program which was approved on October 26, 1999. The repurchased shares were retired by the Company.

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

(7)  Subsequent Event

     On April 5, 2000, the Company repurchased 116,367 shares for $901,844 under the Company's repurchase program which was approved on October 26, 1999, authorizing the repurchase of 142,326 shares. The repurchased shares were retired by the Company. This purchase completed this repurchase program.

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

Financial Condition:

     Total assets increased by $4.30 million, or 3.25%, from $132.29 million at September 30, 1999, to $136.59 million at March 31, 2000. The increase was primarily due to an increase in cash and cash equivalents, loans receivable, and other assets, partially offset by a decrease in the securities portfolio of the Bank, including mortgage-backed and related securities. Cash and cash equivalents totaled $8.09 million at March 31, 2000, an increase of $3.55 million, or 78.12%, from September 30, 1999. This increase was primarily due to an increase in short-term time certificates. Due to an increase in loan demand, loans receivable, net, increased $3.26 million, or 5.70%, from $57.26 million at September 30, 1999 to $60.52 million at March 31, 2000. Other assets increased by $498,000, or 9.20% from $5.41 million at September 30, 1999 to $5.91 million at March 31, 2000. The Company's securities portfolio decreased $3.01 million, or 4.62%, from $65.08 million at September 30, 1999, to $62.07 million at March 31, 2000. Securities available-for-sale decreased $2.96 million, or 9.45%, from $31.27 million at September 30, 1998, to $28.31 million at March 31, 2000. Securities held-to-maturity remained virtually unchanged.

     Deposits increased by $539,000, or 0.61%, from $88.11 million at September 30, 1999, to $88.65 million at March 31,
2000.

     Borrowings increased $3.83 million, or 12.90%, from $29.66 million at September 30, 1999, to $33.49 million at March 31, 2000. Federal Home Loan Bank advances decreased $56,000, or 0.22%, from $24.96 million at September 30, 1999, to $24.90 million at March 31, 2000. The Company continues to use leveraged borrowings to generate additional income from the spread between the borrowing rate and the rate on the investments purchased with the borrowed funds. Borrowings in the form of repurchase agreements increased $3.88 million, or 82.56%, from $4.70 million at September 30, 1999 to $8.58 million at March 31, 2000. Repurchase agreements are primarily issued to local government units.

     Stockholders' equity increased during the six months ended March 31, 2000 by $81,000, or 0.62%, from $13.06 million at
September 30, 1999, to $13.14 million at March 31, 2000. The increase was primarily a result of net income of $447,000 and an increase of $99,000 in the earned management recognition plan shares and the employee stock ownership plan shares. This increase was partially offset by a $224,000 decrease in the net unrealized loss on securities available-for-sale, net of tax effect, and a $241,000 purchase and retirement of common stock.

Net Income:

     Net income for the three months ended March 31, 2000, increased $27,000, or 18.90%, from the three months ended March 31, 1999, from $142,000 to $169,000, respectively. This increase was primarily the result of an increase in net interest income and noninterest income and a decrease in the provision for loan lossses, partially offset by an increase in noninterest expenses between periods. Net income for the six months ended March 31, 2000, increased $72,000, or 19.17%, from the six months ended March 31, 1999, from $375,000 to $447,000, respectively. This increase was primarily the result of an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

Net Interest Income:

     Net interest income increased by $74,000, or 8.50%, for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The Company increased its average interest earning assets by $6.50 million, or 5.27%, while the net interest margin increased from 2.85% for the three months ended March 31, 1999, to 2.90% for the three months ended March 31, 2000. The primary reason for this increase in net interest income during the periods was a 21 basis point increase in the average yield on interest earning assets, which was partially offset by a 12 basis point increase in the average cost of interest bearing liabilities. Net interest income increased by $137,000, or 7.84%, for the six months ended March 31, 2000, compared to the six months ended March 31, 1999. The Company increased its average interest earning assets by $6.95 million, or 5.71%, while the net interest margin increased from 2.89% for the six months ended March 31, 1999, to 2.93% for the six months ended March 31, 2000. The primary reason for this increase in net interest income during the periods was a 7 basis point increase in the average yield on interest earning assets, along with a 3 basis point decrease in the average cost of interest bearing liabilities.

Interest Income:

     Interest income increased by $204,000, or 9.49%, from $2.14 million for the three months ended March 31, 1999, to $2.35 million for the three months ended March 31, 2000. The increase in interest income is primarily a result of a $6.50 million increase in average interest earning assets, along with an increase in the average yield on interest earning assets from 7.04% for the three months ended March 31, 1999, to 7.25% for the three months ended March 31, 2000. The primary reason for the increase in the average yield on interest earning assets was a 30 basis point increase in the average yield on loans. Interest income increased by $315,000, or 7.28%, from $4.32 million for the six months ended March 31, 1999, to $4.64 million for the six months ended March 31, 2000. The increase in interest income is primarily a result of a $6.95 million increase in average interest earning assets, along with an increase in the average yield on interest earning assets from 7.12% for the six months ended March 31, 1999, to 7.19% for the six months ended March 31, 2000. The primary reason for the increase in the average yield on interest earning assets was a 8 basis point increase in the average yield on loans.

Interest Expense:

     Interest expense increased by $130,000, or 10.17%, from $1.28 million for the three months ended March 31, 1999, to $1.41 million for the three months ended March 31, 2000. The increase in interest expense is primarily a result of a $6.95 million increase in average interest bearing liabilities, along with an increase in the average cost of interest bearing liabilities from 4.52% for the three months ended March 31, 1999, to 4.64% for the three months ended March 31, 2000. A change in the deposit mix of the Bank, from certificates of deposits to money market accounts has resulted in a 12 basis point decrease in the average cost of deposits, while the average cost of other borrowings increased 69 basis points. Interest expense increased by $178,000, or 6.90%, from $2.57 million for the six months ended March 31, 1999, to $2.75 million for the three months ended March 31, 2000. The increase in interest expense is primarily a result of a $7.88 million increase in average interest bearing liabilities, partially offset by a decrease in the average cost of interest bearing liabilities from 4.58% for the six months ended March 31, 1999, to 4.55% for the six months ended March 31, 2000. A change in the deposit mix of the Bank, from certificates of deposits to money market accounts has resulted in a 22 basis point decrease in the average cost of deposits, while the average cost of other borrowings increased 40 basis points.

Provision for Loan Losses:

     There was no provision for loan losses for the three months ended March 31, 2000, compared to $47,000 for the three months ended March 31, 1999. The Bank's provision for loan losses was $3,000 for the six months ended March 31, 2000 compared to $6,000 for the six months ended March 31, 1999. Adjustments to the Bank's provision for loan losses is a result of management's ongoing evaluation of the loan portfolio.

Non-Interest Income:

     Total non-interest income increased by $41,000, or 29.90%, from $138,000 for the three months ended March 31, 1999, to $179,000 for the three months ended March 31, 2000. This increase was primarily due to a $25,000 increase in fees and service charges, primarily due to a $20,000 increase in deposit related fees, and a $5,000 increase in safe deposit rents; a $10,000 increase in the gain on the sale of foreclosed real estate; and a $6,000 increase in other non-interest income, primarily due to an increase in credit life and disability insurance commissions and commissions on the sales of non-deposit related products, partially offset by a decrease in profits on the sales of loans. Total non-interest income increased by $112,000, or 38.42%, from $291,000 for the six months ended March 31, 1999, to $403,000 for the six months ended March 31, 2000. This increase was primarily due to a $39,000 increase in fees and service charges, primarily due to a $42,000 increase in deposit related fees, and a $5,000 increase in safe deposit rents, partially offset by an $8,000 decrease in loan related fees; a $48,000 increase in the gain on the sale of foreclosed real estate; and a $25,000 increase in other non-interest income, primarily due to an increase in credit life and disability insurance commissions and commissions on the sales of non-deposit related products, partially offset by a decrease in profits on the sales of loans.

Non-Interest Expense:

     Total non-interest expense increased by $116,000, or 15.74%, from $737,000 for the three months ended March 31, 1999, to $853,000 for the three months ended March 31, 2000. This increase was primarily for the following reasons: (i) an $11,000 increase in compensation; an $8,000 increase in employee benefits; and, a $10,000 increase due to a reduction in deferred loan fees as a result of fewer loans being originated; (ii) a $17,000 increase in occupancy expense, primarily due to an increase in insurance expense and software and equipment maintenance; (iii) a $20,000 increase in advertising, primarily for the promotion of our internet banking product; and (iv) a $58,000 increase in other non-interest expenses, primarily due to professional services and a decrease in income on the sale of foreign currency. These increases were partially offset by an $8,000 decrease in federal deposit insurance premiums.
Total non-interest expense increased by $147,000, or 10.31%, from $1.42 million for the six months ended March 31, 1999, to $1.57 million for the six months ended March 31, 2000. This increase was primarily for the following reasons: (i) a $22,000 increase in compensation; a $20,000 increase due to a reduction in deferred loan fees as a result of fewer loans being originated;and, partially offset by a $5,000 decrease in employee benefits; (ii) a $26,000 increase in occupancy expense, primarily due to an increase in insurance expense and software and equipment maintenance; (iii) a $31,000 increase in advertising, primarily for the promotion of our internet banking product; and (iv) a $64,000 increase in other non-interest expenses, primarily due to professional services and a decrease in income on the sale of foreign currency. These increases were partially offset by an $8,000 decrease in federal deposit insurance premiums.

Income Tax Expense:

     Income tax expense increased by $19,000, or 24.36%, from $79,000 for the three months ended March 31, 1999, to $98,000 for the three months ended March 31, 2000. Income tax expense increased by $34,000, or 14.15%, from $237,000 for the six months ended March 31, 1999, to $271,000 for the six months ended March 31, 2000. The increases in income tax expense were due to an increase in income before income tax expense for each period in comparison to the same period in the prior year.

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

     In the banking industry, a traditional measurement of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Bank's interest rate repricing gaps for selected maturity periods at March 31, 2000 (in thousands):

                                                         Rate Sensitive Period
                                          -----------------------------------------------
                                          1-180      181-365      1-2     Over 2
                                           Days        Days      Years     Years    Total
                                          -----------------------------------------------
Earning assets:
  Loans
    Fixed-rate                             2,344     2,386        4,367    15,651   24,748
    Variable-rate                         19,895     8,630        1,213     5,990   35,728
  Securities
    Fixed-rate (1)                         3,192       743          918    12,921   17,774
    Variable-rate                         47,703        27        1,000             48,730
                                          ------------------------------------------------
    Total earnings                        73,134    11,786        7,498    34,562  126,980
                                          ------------------------------------------------
Interest-bearing liabilities:
  Time deposits                           21,611    10,084       12,354     9,567   53,616
  NOW and money market deposits (2)        2,215     2,337                 22,122   26,674
  Savings deposits (2)                       558       558                  7,249    8,365
  Borrowings                              32,723       736           26             33,485
                                          ------------------------------------------------
     Total interest-bearing liabilities   57,107    13,715       12,380    38,938  122,140
                                          ------------------------------------------------
  Incremental asset (liability) gap       16,027    (1,929)      (4,882)   (4,376)   4,840
                                          ------------------------------------------------
  Cumulative asset (liability) gap        16,027    14,098        9,216     4,840    4,840
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

     The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the six months ended March 31, 2000, the Bank's loan originations and purchases totaled $13.41 million. The Company purchased investment securities and mortgage-backed and related securities during the six months ended March 31, 2000 of $9.58 million. Securities held-to-maturity decreased to $33.76 million at March 31, 2000 from $33.81 million at September 30, 1999.

     The primary financing activity of the Bank is the attraction of deposits and secured borrowings. During the six months ended March 31, 2000, deposits at the Bank increased
$539,000, or 0.61%, from $88.11 million at September 30, 1999 to
$88.65 million at March 31, 2000.

     The Bank has utilized retail repurchase agreements as a source of funding. At March 31, 2000, repurchase agreements totaled $8.58 million compared to $4.70 million at September 30, 1999.

     At March 31, 2000, the FHLB advances are secured by the FHLB stock and a blanket pledge of residential loans, and governmental agency securities. Under the agreement, the Bank must maintain eligible collateral in amounts exceeding 125 percent of the outstanding advances. At March 31, 2000, the Bank had $24.90 million in advances outstanding with the FHLB compared to $24.96 million at September 30, 1999.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4.00%. The Bank's average daily liquidity ratio for the month ended March 31, 2000 was 29.43%.

     The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2000, cash and cash equivalents totaled $8.09 million compared to $4.54 million at September 30, 1999. This increase was primarily due to an increase in short-term time certificates.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 2000, the Bank had commitments to originate or purchase loans of $591,000. Certificates of deposits which are scheduled to mature in one year or less at March 31, 2000, totaled $31.70 million. Management believes that a significant portion of such deposits will remain with the Bank.

    FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES

             PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          Not Applicable.

ITEM 3:   Defaults Upon Senior Securities

          Not Applicable.

ITEM 4:   Submission of Matters to a Vote of Security Holders.

          On January 18, 2000, the Annual Meeting of the Stockholders was held for the election of two directors of the Company. There were outstanding and entitled to vote 1,423,269 shares of the common stock of the Company.

          The following is a record of the votes cast:

                                             Votes Cast
                                      ----------------------
                                                  Against or
                                         For       Withheld
                                      --------    ----------
          Election of Directors
             Walter R. Fankhanel      1,361,602      4,681
             James R. Sharp           1,362,130      4,153

ITEM 5:   Other Information.

          On April 5, 2000, the Company repurchased 116,367 shares for $901,844 under the Company's repurchase program which was approved on October 26, 1999, authorizing the repurchase of 142,326 shares. The repurchased shares were retired by the Company. This purchase completed this repurchase program.


ITEM 6:   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               None

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FIRST FEDERAL BANCORPORATION
                        Registrant


Date: May 12, 2000       /s/ William R. Belford
                         _______________________________________
                         William R. Belford, President and Chief
                         Executive Officer (Duly Authorized
                         Officer)

Date: May 12, 2000       /s/ Dennis M. Vorgert
                         _______________________________________
                         Dennis M. Vorgert, Vice President
                         (Principal Financial Officer)