Form 10QSB/A
period 2000-03-31
FIRST FEDERAL BANCORPORATION /MN/
filed 2000-05-12
CIK 933461

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
               ___________________________________

                           FORM 10-QSB/A*
                         Amendment No. 1

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

* Amendment No. 1 to Form 10QSB is being filed to correct an incorrect number in the Consolidated Balance Sheets included in the previous filing.

                      PART 1 - FINANCIAL STATEMENTS
             FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                            March 31        September 30
                                              2000             1999
                                           ----------      ------------
            Assets
Cash                                       $  1,402,385    $  2,194,436
Interest-bearing deposits with banks          6,683,310       2,344,936
                                           ------------    ------------
        Cash and cash equivalents             8,085,695       4,539,372

Securities available for sale:
  Mortgage-backed and related
    securities (amortized cost of
    $13,701,178 and $15,485,677)             13,229,361      15,201,045
  Other securities (amortized cost of
    $15,564,374 and $16,438,806)             15,087,211      16,071,076
                                           ------------    ------------
     Total securities available for sale     28,316,572      31,272,121
                                           ------------    ------------
Securities held to maturity:
  Mortgage-backed and related
    securities (estimated market value
    of $178,889 and $232,128)                   183,404         234,297
   Other securities (estimated market
     value of $31,149,536 and
     $31,940,310)                            33,575,191      33,574,335
                                           ------------    ------------
      Total securities held to maturity      33,758,595      33,808,632
                                           ------------    ------------

Loans receivable, net                        60,518,847      57,256,941
Federal Home Loan Bank stock, at cost         1,470,300       1,248,000
Foreclosed real estate, net                      44,759         188,300
Accrued interest receivable                   1,061,375       1,075,399
Premises and equipment, net                   2,196,018       2,123,863
Other assets                                  1,138,857         777,687
                                           ------------    ------------
     Total assets                          $136,591,018    $132,290,315
                                           ============    ============

      Liabilities and Stockholders' Equity

Deposits                                   $ 88,650,099    $ 88,110,758
Repurchase Agreements                         8,583,229       4,701,492
Federal Home Loan Bank Advances              24,901,190      24,956,845
Advance payments by borrowers for
 taxes and insurance                            203,854         186,123
Accrued interest payable                        512,247         577,585
Accrued expenses and other liabilities          598,128         696,151
                                           ------------    ------------
     Total liabilities                      123,448,747     119,228,954

                                    (continued)

                                           March 31,       September 30
                                              2000             1999
                                           ----------      ------------
Stockholders' Equity:
  Common stock ($.01 par value):
    authorized 4,000,000 shares;
    issued 1,396,519 and 1,431,069
    shares                                       13,965          14,311
   Additional paid-in-capital                 5,835,768       5,971,251
   Retained earnings, subject to certain
     restrictions                             9,619,544       9,260,477
   Accumulated other comprehensive income,
     unrealized loss on securities
     available for sale, net of tax effect     (559,898)       (335,848)
   Unearned employee stock ownership plan
     shares                                    (310,500)       (345,000)
   Unearned management recognition plan
     shares                                     (47,222)        (94,444)
   Treasury stock, at cost, 292,103 and
     289,605 shares                          (2,013,902)     (1,989,226)
   Deferred compensation payable in
     common stock                               604,516         579,840
                                           ------------    ------------
       Total stockholders' equity            13,142,271      13,061,361
                                           ------------    ------------
       Total liabilities and
        stockholders' equity               $136,591,018    $132,290,315
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

                                    5

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