Form 10QSB
period 2000-06-30
FIRST FEDERAL BANCORPORATION /MN/
filed 2000-08-11
CIK 933461

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                         Commission File Number 0-25704


                          FIRST FEDERAL BANCORPORATION
                          ----------------------------
             (Exact name of Registrant as specified in its Charter)


         Minnesota                                 41-1796238
---------------------                         ----------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification Number)


  214 5th Street, Bemidji, Minnesota                    56601-9983
-------------------------------------                   ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                           Outstanding at June 30, 2000
----------------------------                    ----------------------------
Common Stock, $.01 par value                                 1,280,152

                          FIRST FEDERAL BANCORPORATION

                                    CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements                                Page
                                                                      ----
                   Consolidated Balance Sheets at
                    June 30, 2000 and September 30, 1999                3

                   Consolidated Statements of Income for
                    the Three Months and Nine Months
                    Ended June 30, 2000 and 1999                        5

                   Consolidated Statement of Stockholders'
                    Equity for the Nine Months Ended
                    June 30, 2000                                       6

                   Consolidated Statements of Cash Flows for
                    the Nine Months Ended June 30, 2000
                    and 1999                                            7

                   Notes to Consolidated Financial Statements           9

         Item 2:  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                          12


PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings                                    18

         Item 2:  Changes in Securities                                18

         Item 3:  Defaults Upon Senior Securities                      18

         Item 4:  Submission of Matters to a Vote of
                   Security Holders                                    18

         Item 5:  Other Materially Important Events                    18

         Item 6:  Exhibits and Reports on Form 8-K                     18

         Signatures                                                    19

                                            June 30        September 30
                                              2000             1999
                                           ----------      ------------
            Assets
Cash                                       $  1,703,314    $  2,914,436
Interest-bearing deposits with banks          3,517,211       2,344,936
                                           ------------    ------------
        Cash and cash equivalents             5,220,525       4,539,372

Securities available for sale:
  Mortgage-backed and related
    securities (amortized cost of
    $12,656,592 and $15,485,677)             12,163,231      15,201,045
  Other securities (amortized cost of
    $13,827,251 and $16,438,806)             13,367,188      16,071,076
                                           ------------    ------------
     Total securities available for sale     25,530,419      31,272,121
                                           ------------    ------------
Securities held to maturity:
  Mortgage-backed and related
    securities (estimated market value
    of $169,516 and $232,128)                   172,449         234,297
   Other securities (estimated market
     value of $31,170,313 and
     $31,940,310)                            33,575,629      33,574,335
                                           ------------    ------------
      Total securities held to maturity      33,748,078      33,808,632
                                           ------------    ------------

Loans receivable, net                        66,601,900      57,256,941
Federal Home Loan Bank stock, at cost         1,470,300       1,248,000
Foreclosed real estate, net                     282,818         188,300
Accrued interest receivable                   1,184,009       1,075,399
Premises and equipment, net                   2,181,674       2,123,863
Other assets                                  1,093,290         777,687
                                           ------------    ------------
     Total assets                          $137,313,013    $132,290,315
                                           ============    ============
      Liabilities and Stockholders' Equity

Deposits                                  $ 87,952,619     $ 88,110,758
Repurchase Agreements                        8,547,950        4,701,492
Federal Home Loan Bank Advances             26,870,737       24,956,845
Advance payments by borrowers for
 taxes and insurance                           131,323          186,123
Accrued interest payable                       586,412          577,585
Accrued expenses and other liabilities         707,845          696,151
                                           ------------    ------------
     Total liabilities                     124,796,886      119,228,954



                                    (continued)


Stockholders' Equity:
  Common stock ($.01 par value):
    authorized 4,000,000 shares;
    issued 1,280,152 and 1,431,069
    shares                                       12,802          14,311
   Additional paid-in-capital                 5,330,747       5,971,251
   Retained earnings, subject to certain
     restrictions                             9,461,345       9,260,477
   Accumulated other comprehensive income,
     unrealized loss on securities
     available for sale, net of tax effect     (562,520)       (335,848)
   Unearned employee stock ownership plan
     shares                                    (293,250)       (345,000)
   Unearned management recognition plan
     shares                                     (23,611)        (94,444)
   Treasury stock, at cost, 292,768 and
     289,605 shares                          (2,016,640)     (1,989,226)
   Deferred compensation payable in
     common stock                               607,254         579,840
                                           ------------    ------------
       Total stockholders' equity            12,516,127      13,061,361
                                           ------------    ------------
       Total liabilities and
        stockholders' equity               $137,313,013    $132,290,315
                                           ============    ============

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)



                                      Three Months Ended        Nine Months Ended
                                            June 30,                June 30,
                                      ---------------------    ----------------------
                                         2000        1999        2000         1999
                                      ----------  ---------    --------    ----------
Interest income:
   Loans receivable                   $1,367,195   $1,151,650  $3,833,160  $3,457,258
   Mortgage-backed and related
    securities                           208,344      244,934     664,852     769,033
   Other securities                      768,421      775,011   2,352,587   2,204,490
   Interest-bearing deposits
     with banks                           20,264       16,395     107,133      42,123
   Other                                  25,078       19,000      69,443      57,068
                                      -----------------------------------------------
                                       2,389,302    2,206,990   7,027,175   6,529,972
                                      -----------------------------------------------
Interest expense:
   Deposits                              951,833      905,421   2,778,139   2,806,820
   Borrowings                            515,680      376,216   1,438,549   1,046,490
                                      -----------------------------------------------
                                       1,467,513    1,281,637   4,216,688   3,853,310
                                      -----------------------------------------------
      Net interest income                921,789      925,353   2,810,487   2,676,662
Provision for loan losses                  1,565       13,549       4,400      19,343
                                      -----------------------------------------------
      Net interest income after
       provision for loan losses         920,224      911,804   2,806,087   2,657,319
                                      -----------------------------------------------

Noninterest income:
   Fees and service charges              174,208      149,913     491,780     428,670
   Gain (loss) on sales of securities       (235)           0        (235)          0
   Gain (loss) on sales of
     foreclosed real estate                  637          536      41,809      (6,475)
   Provision for loss on
     investment securities                     0      (83,129)          0     (83,129)
   Other                                  20,097       16,177      64,670      35,802
                                      -----------------------------------------------
       Total noninterest income          194,707       83,497     598,024     374,868
                                      -----------------------------------------------
Noninterest expense:
   Compensation and employee benefits    406,185      402,940   1,233,215   1,193,263
   Occupancy                             156,264      129,123     433,917     380,388
   Federal deposit insurance premiums      4,498       13,019      22,166      38,705
   Data processing                        17,568       17,541      55,188      59,012
   Advertising                            35,736       20,667     124,685      78,505
   Other                                 129,890      117,563     452,103     375,329
                                      -----------------------------------------------
       Total noninterest expense         750,141      700,853   2,321,274   2,125,202
                                      -----------------------------------------------
       Income before income tax
         expense                         364,790      294,448   1,082,837     906,985
Income tax expense                       137,814      108,974     409,115     346,643
                                      -----------------------------------------------
Net income                            $  226,976   $  185,474  $  673,722  $  560,342
                                      ==========   ==========  ==========  ==========
Earnings per common share:
   Basic                              $     0.23   $     0.16  $     0.62  $     0.48
                                      ----------   ----------  ----------  ----------
   Diluted                            $     0.22   $     0.16  $     0.61  $     0.46
                                      ----------   ----------  ----------  ----------

Comprehensive income                  $  224,354   $  (14,159) $  447,050  $  121,653
                                      ===============================================

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
             Consolidated Statement of Stockholders' Equity
                            (Unaudited)






                                                                      Accumulated
                                               Additional                Other
                        Comprehensive  Common    Paid-in   Retained   Comprehensive
                            Income      Stock    Capital   earnings   Income (Loss)
                        ------------------------------------------------------------

Balance, September 30,
  1999                                   $14,311  5,971,251  9,260,477  (335,848)

Comprehensive income:
  Net income              $ 673,722                            673,722

  Change in net
  unrealized gain (loss)
    on securities
    available for sale,
     net of tax effect     (226,672)                                    (226,672)
                          ---------
     Comprehensive Income $ 447,050
                          =========

Increase in deferred
  compensation payable
  in common stock

Purchase and
  retirement of
  common stock                            (1,509)  (668,562)  (472,854)

Amortization of
  management
  recognition plan
  shares

Earned employee
  stock ownership
  plan shares                                       28,058
                                        ----------------------------------------
Balance, June
  30, 2000                              $12,802  5,330,747  9,461,345   (562,520)
                                        ========================================



                          Unearned                             Deferred
                          Employee      Unearned                 Comp
                           Stock       Management              Payable in    Total
                         Ownership     Recognition   Treasury   Common    Stockholders'
                        Plan Shares    Plan Shares     Stock     Stock       Equity
                        ---------------------------------------------------------------

Balance, September 30,
  1999                    (345,000)      (94,444)     (1,989,226)  579,840  13,061,361

Comprehensive income:
  Net income                                                                   673,722

  Change in
  unrealized gain (loss)
    on securities
    available for sale,
     net of tax effect                                                        (226,672)

     Comprehensive Income

Increase in deferred
  compensation payable
  in common stock                                        (27,414)   27,414           0

Purchase and
  retirement of
  common stock                                                              (1,142,925)

Amortization of
  management
  recognition plan
  shares                                  70,833                                70,833

Earned employee
  stock ownership
  plan shares              51,750                                               79,808
                        --------------------------------------------------------------
Balance, June
  30, 2000              $(293,250)       (23,611)     (2,016,640)  607,254  12,516,127
                        ==============================================================

                                      6

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)


                                                                Nine Months
                                                             Ended June 30,
                                                            -------------------
                                                           2000             1999
                                                       ------------     ------------
Operating activities:
  Net earnings                                         $   673,722      $   560,342
  Adjustments to reconcile net earnings to net
    cash provided by operations:
      Provision for loan losses                              4,400          102,472
      Depreciation                                         215,775          199,493
      Amortization of premium and discount, net            (61,446)         (50,535)
      Increase in accrued interest receivable             (108,610)        (151,313)
      Increase in accrued interest payable                   8,827            3,371
      Loss on sales of investment securities                   235                0
      (Gain) loss on sales of foreclosed real estate       (41,809)           6,475
      Earned ESOP shares priced above original cost         28,058           52,505
      Decrease in Unearned ESOP Shares                      51,750           51,750
      Decrease in Unamortized Restricted Stock              70,833           70,832
      Increase in Deferred Comp Payable in Common Stock     27,414           41,884
      Increase in other assets                            (158,086)          (9,335)
      Increase (decrease) in accrued expenses
        and other liabilities                               11,694          (73,576)
                                                       -----------      -----------
        Net cash provided by operating activities          722,757          804,365
                                                       -----------      -----------

Investing activities:
  Net (increase) decrease in loans receivable           (9,349,359)         830,647
  Purchases of:
    Other securities - available for sale              (10,773,893)     (12,508,823)
    Other securities - held to maturity                          0      (24,081,719)
    Mortgage-backed & related securities -
      available for sale                                         0       (6,180,162)
    FHLB stock                                            (222,300)         (71,300)
    Premises and equipment                                (273,586)        (198,626)
  Proceeds from sales of:
    Other securites - available for sale                   498,465                0
  Proceeds from maturities or calls of:
    Other securities - available for sale               12,863,222       17,463,050
    Other securities - held to maturity                          0       13,500,000
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                               2,829,429       6,663,495
    Mortgage-backed & related securities
      - held to maturity                                    62,055           49,535
  Net increase in foreclosed real estate                   (52,709)         (34,240)
                                                       -----------      -----------
        Net cash used in investing activities           (4,418,676)      (4,568,143)
                                                       -----------      -----------


                                                              Nine Months
                                                             Ended June 30,
                                                            ---------------
                                                           2000              1999
                                                       ------------     ------------
Financing activities:
  Net (decrease) increase in deposits                  $  (158,139)     $ 1,877,541
  Purchase and retirement of common stock               (1,142,925)        (313,124)
  Purchase of treasury stock                               (27,414)         (41,884)
  Purchase of fractional shares on stock split                   0             (798)
  Decrease in advance payments by borrowers
    for taxes and insurance                                (54,800)         (51,300)
  Net increase in FHLB short-term advances              19,913,892          524,864
  Purchase of FHLB long-term advances                            0        2,000,000
  Repayment of FHLB long-term advances                 (18,000,000)               0
  Increase in other borrowed money                       3,846,458          984,512
                                                       -----------      -----------
    Net cash provided by financing activities            4,377,072        4,979,811
                                                       -----------      -----------



    Increase in cash and cash equivalents                  681,153        1,216,033

Cash and cash equivalents, beginning of period           4,539,372        4,290,188
                                                       -----------      -----------
Cash and cash equivalents, end of period               $ 5,220,525      $ 5,506,221
                                                       ===========      ===========



Supplemental cash flow disclosures:
  Cash paid for interest on deposits                   $ 2,760,069      $ 2,851,507
  Cash paid for interest on borrowings                   1,447,792          998,431
  Cash paid for income taxes                               436,798          532,250

Supplemental noncash flow disclosures:
  Transfer of loans to real estate                     $   256,319      $   238,412
  Loans receivable on other real estate sold           $   175,300      $    67,000


                  FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2000

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

(2)  Basis of Preparation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The statement of income for the nine month period ended June 30, 2000 is not necessarily indicative of the results which may be expected for the entire year.

(3)  Earnings Per Common Share and Common Share Equivalents

     Following is information about the computation of the earnings per share data for the three months ended June 30, 2000 and 1999:

                                             Three months ended                   Three months ended
                                               June 30, 2000                        June 30, 1999
                                      --------------------------------     --------------------------------
                                                             Per share                            Per share
                                      Numerator  Denominator   Amount      Numerator  Denominator   Amount
                                      ---------- ----------- ---------     ---------- ----------- ---------
Basic earnings per share, income
  available to common stockholders     $226,976  1,008,194       $0.23    $185,474  1,144,870       $0.16
                                                                 =====                              =====
Effect of dilutive securities:
  MRP shares                                         2,712                              9,183
  Stock options                                     22,703                             40,655
                                       -------------------                -------------------
  Diluted earnings per share,
     income available to common
     stockholders                      $226,976  1,033,609       $0.22    $185,474  1,194,708      $0.16
                                       ===============================    ===============================


     Following is information about the computation of the earnings per share data for the nine months ended June 30, 2000 and 1999:


                                              Nine months ended                  Nine months ended
                                               June 30, 1999                      June 30, 1999
                                      --------------------------------   --------------------------------
                                                             Per share                          Per share
                                      Numerator  Denominator   Amount    Numerator  Denominator   Amount
                                      ---------- ----------- ---------   ---------- ----------- ---------

Basic earnings per share, income
  available to common stockholders     $673,722   1,093,148     $0.62     $560,342   1,164,923     $0.48
                                                                =====                              =====
Effect of dilutive securities:
  MRP shares                                          2,146                              9,683
  Stock options                                      17,918                             43,665
                                       --------------------               --------------------
  Diluted earnings per share,
     income available to common
     stockholders                      $673,722   1,113,212     $0.61     $560,342   1,218,271     $0.46
                                       ==============================     ==============================


(4)  Regulatory Capital Requirements

     At June 30, 2000, the Bank met each of the current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at June 30, 2000:

                                                            Minimum for Capital      Minimum to be
                                          Actual             Adequacy Purposes      Well Capitalized
                                      Ratio    Amount        Ratio       Amount     Ratio     Amount
                                      --------------------------------------------------------------
Stockholders' equity,
  and ratio to total assets              7.99%  $10,864

Tangible capital,
  and ratio to adjusted total assets     8.36%  $11,432       2.00%      $2,734

Tier 1 (core) capital,
  and ratio to adjusted total assets     8.36%  $11,432       4.00%      $5,469      5.00%    $6,836

Tier 1 capital,
  and ratio to risk-weighted assets     16.42%  $11,432       4.00%      $2,785      6.00%    $4,178

Total risk-based capital,
  and ratio to risk-weighted assets     17.04%  $11,868       8.00%      $5,570     10.00%    $6,963

Total assets                         $135,911

Adjusted total assets                $136,723

Risk-weighted assets                 $ 69,628


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

         During the three months ended June 30, 2000, the Company repurchased 116,367 shares under the Company's repurchase program which was approved on October 26, 1999. The repurchased shares were retired by the Company. This buyback completed this repurchase program.

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


 Financial Condition:

         Total assets increased by $5.02 million, or 3.80%, from $132.29 million at September 30, 1999, to $137.31 million at March 31, 2000. The increase was primarily due to an increase in cash and cash equivalents, loans receivable, and other assets, partially offset by a decrease in the securities portfolio of the Bank, including mortgage-backed and related securities. Cash and cash equivalents totaled $5.22 million at June 30, 2000, an increase of $681,000, or 15.00%, from September 30, 1999. This increase was primarily due to an increase in cash liquidity to fund the increase in loan demand. Due to an increase in loan demand, loans receivable, net, increased $9.34 million, or 16.32%, from $57.26 million at September 30, 1999 to $66.60 million at June 30, 2000. This increase in loan demand was primarily in the area of automobile financing. Automobile loans increased $5.80 million, or 74.76%, from $7.76 million at September 30, 1999 to $13.56 million at June 30, 2000. Other assets increased by $799,000, or 14.76% from $5.41 million at September 30, 1999 to $6.21 million at June 30, 2000. The Company's securities portfolio decreased $5.80 million, or 8.92%, from $65.08 million at September 30, 1999, to $59.28 million at June 30, 2000. Securities available-for-sale decreased $5.74 million, or 18.36%, from $31.27 million at September 30, 1999, to $25.53 million at June 30, 2000. Securities held-to-maturity remained virtually unchanged. The funds generated in the reduction of the securities portfolio was used to partially fund the increase in the loan demand.

         Deposits decreased by $158,000, or 0.18%, from $88.11 million at September 30, 1999, to $87.95 million at June 30, 2000.

         Borrowings increased $5.76 million, or 19.42%, from $29.66 million at September 30, 1999, to $35.42 million at June 30, 2000. Federal Home Loan Bank advances increased $1.91 million, or 7.67%, from $24.96 million at September 30, 1999, to $26.87 million at June 30, 2000. The Company continues to use leveraged borrowings to generate additional income from the spread between the borrowing rate and the rate on the loans funded and securities purchased with the borrowed funds. Borrowings in the form of repurchase agreements increased $3.85 million, or

81.81%, from $4.70 million at September 30, 1999 to $8.55 million at June 30, 2000. Repurchase agreements are primarily issued to local government units.

         Stockholders' equity decreased during the nine months ended June 30, 2000 by $545,000, or 4.17%, from $13.06 million at September 30, 1999, to $12.52 million at June 30, 2000. The decrease was primarily a result of a $1.14 million purchase and retirement of common stock, along with a $227,000 decrease in the net unrealized loss on securities available-for-sale, net of tax effect. This decrease was partially offset by net income of $674,000 and an increase of $151,000 in the earned management recognition plan shares and the employee stock ownership plan shares.


Net Income:

         Net income for the three months ended June 30, 2000, increased $42,000, or 22.38%, from the three months ended June 30, 1999, from $185,000 to $227,000, respectively. This increase was primarily the result of an increase in noninterest income and a decrease in the provision for loan losses, partially offset by a decrease in the net interest income and an increase in noninterest expenses between periods. Net income for the nine months ended June 30, 2000, increased $114,000, or 20.23%, from the nine months ended June 30, 1999, from $560,000 to $674,000, respectively. This increase was primarily the result of an increase in net interest income and noninterest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expenses.


Net Interest Income:

         Net interest income decreased by $4,000, or 0.39%, for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The Company increased its average interest earning assets by $4.46 million, or 3.57%, while the net interest margin decreased from 2.97% for the three months ended June 30, 1999, to 2.86% for the three months ended June 30, 2000. The primary reason for this decrease in net interest income during the periods was a 43 basis point increase in the average cost of interest bearing liabilities, which was partially offset by a 34 basis point increase in the average yield on interest earning assets. Net interest income increased by $134,000, or 5.00%, for the nine months ended June 30, 2000, compared to the nine months ended June 30, 1999. The primary reason for this increase in net interest income was the result of the Company increasing its average interest earning assets by $6.12 million, or 4.98%, while the net interest margin decreased from 2.91% for the nine months ended June 30, 1999, to 2.90% for the nine months ended June 30, 2000.

Interest Income:

         Interest income increased by $182,000, or 8.26%, from $2.21 million for the three months ended June 30, 1999, to $2.39 million for the three months ended June 30, 2000. The increase in interest income is primarily a result of a $4.46 million increase in average interest earning assets, along with an increase in the average yield on interest earning assets from 7.08% for the three months ended June 30, 1999, to 7.42% for the three months ended June 30, 2000. The primary reason for the increase in the average yield on interest earning assets was a 26 basis point increase in the average yield on loans. Interest income increased by $497,000, or 7.61%, from $6.53 million for the nine months ended June 30, 1999, to $7.03 million for the nine months ended June 30, 2000. The primary reason for this increase in net interest income was the result of the Company increasing its average interest earning assets by $6.12 million, or 4.98%, along with an increase in the average yield on interest earning assets from 7.11% for the nine months ended June 30, 1999, to 7.26% for the nine months ended June 30, 2000.

Interest Expense:

         Interest expense increased by $186,000, or 14.50%, from $1.28 million for the three months ended June 30, 1999, to $1.47 million for the three months ended June 30, 2000. The increase in interest expense is primarily a result of a $5.48 million increase in average interest bearing liabilities, along with an increase in the average cost of interest bearing liabilities from 4.43% for the three months ended June 30, 1999, to 4.86% for the three months ended June 30, 2000. A change in the deposit mix of the Bank, from certificates of deposits to money market accounts has resulted in a 14 basis point decrease in the average cost of deposits, while the average cost of other borrowings increased 113 basis points. Interest expense increased by $363,000, or 9.43%, from $3.85 million for the nine months ended June 30, 1999, to $4.22 million for the nine months ended June 30, 2000. The increase in interest expense is primarily a result of a $7.08 million increase in average interest bearing liabilities, along with an increase in the average cost of interest bearing liabilities from 4.53% for the nine months ended June 30, 1999, to 4.65% for the nine months ended June 30, 2000. A change in the deposit mix of the Bank, from certificates of deposits to money market accounts has resulted in a 10 basis point decrease in the average cost of deposits, while the average cost of other borrowings increased 64 basis points.


Provision for Loan Losses:

         There was a $2,000 provision for loan losses for the three months ended June 30, 2000, compared to $14,000 for the three months ended June 30, 1999. The Bank's provision for loan losses was $4,000 for the nine months ended June 30, 2000 compared to $19,000 for the nine months ended June 30, 1999. Adjustments to the Bank's provision for loan losses is a result of management's ongoing evaluation of the loan portfolio.


Non-Interest Income:

         Total non-interest income increased by $111,000, or 133.19%, from $84,000 for the three months ended June 30, 1999, to $195,000 for the three months ended June 30, 2000. The reduced income for the three months ended June 30, 1999 was partially the result of the establishment of an $83,000 provision for loss on investment securities. The additional $27,000 increase was primarily due to a $24,000 increase in fees and service charges, primarily deposit related fees; and a $12,000 increase in commissions on the sales of non-deposit related products. These increases were partially offset by a $4,000 decrease in the profit on the sale of loans, and a $5,000 increase in real estate owned expenses. Total non-interest income increased by $223,000, or 59.53%, from $375,000 for the nine months ended June 30, 1999, to $598,000 for the nine months ended June 30, 2000. The reduced income for the nine months ended June 30, 1999 was partially the result of the establishment of an $83,000 provision for loss on investment securities. The additional $140,000 increase was primarily due to a $63,000 increase in fees and service charges, primarily deposit related fees; a $13,000 increase in the commissions earned on the sale of credit life and disability insurance; a $22,000 increase in the commissions earned on the sales of non-deposit related products; and a $48,000 increase in the net gains on the sales of foreclosed real estate. These increases were partially offset by a $6,000 decrease in other noninterest income.


Non-Interest Expense:


     Total non-interest expense increased by $49,000, or 7.03%, from $701,000 for the three months ended June 30, 1999, to $750,000 for the three months ended June 30, 2000. This increase was primarily for the following reasons: (i) an $9,000 increase in compensation; and, a $1,000 decrease due to an increase in deferred loan fees as a result of more loans being originated; partially offset by a $5,000 decrease in employee benefits; (ii) a $27,000 increase in occupancy expense, primarily due to an increase in insurance expense and building, software and equipment maintenance; (iii) a $15,000 increase in advertising, primarily for the promotion of our internet banking product; and (iv) a $12,000 increase in other non-interest expenses, primarily due to postage expense and a decrease in income on the sale of foreign currency. These increases were partially offset by an $8,000 decrease in federal deposit insurance premiums. Total non-interest expense increased by $196,000, or 9.23%, from $2.13 million for the nine months ended June 30, 1999, to $2.32 million for the nine months ended June 30, 2000. This increase was primarily for the following reasons: (i) a $32,000 increase in compensation; a $18,000 increase due to a reduction in deferred loan fees as a result of fewer loans being originated;and, partially offset by a $10,000 decrease in employee benefits;
(ii) a $54,000 increase in occupancy expense, primarily due to an increase in insurance expense and building, software and equipment maintenance; (iii) a $46,000 increase in advertising, primarily for the promotion of our internet banking product; and (iv) a $77,000 increase in other non-interest expenses, primarily due to postage expense, professional services and a decrease in income on the sale of foreign currency. These increases were partially offset by an $17,000 decrease in federal deposit insurance premiums, and a $4,000 decrease in data processing expenses.

Income Tax Expense:

         Income tax expense increased by $29,000, or 26.47%, from $109,000 for the three months ended June 30, 1999, to $138,000 for the three months ended June 30, 2000. Income tax expense increased by $62,000, or 18.02%, from $347,000 for the nine months ended June 30, 1999, to $409,000 for the nine months ended June 30, 2000. The increases in income tax expense were due to an increase in income before income tax expense for each period in comparison to the same period in the prior year.


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

         In the banking industry, a traditional measurement of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Bank's interest rate repricing gaps for selected maturity periods at June 30, 2000 (in thousands):


                                                         Rate Sensitive Period
                                          -----------------------------------------------
                                          1-180      181-365      1-2     Over 2
                                           Days        Days      Years     Years    Total
                                          -----------------------------------------------

Earning assets:
  Loans
    Fixed-rate                             2,726     2,556        5,144    17,853   28,279
    Variable-rate                         22,829     6,075        1,147     8,254   38,305
  Securities
    Fixed-rate (1)                           588       915          799    11,922   14,224
    Variable-rate                         46,107       100        1,000       ---   47,207
                                          ------------------------------------------------
    Total earnings                        72,250     9,646        8,090    38,029  128,015
                                          ------------------------------------------------
Interest-bearing liabilities:
  Time deposits                           20,211    11,908       10,898    10,304   53,321
  NOW and money market deposits (2)        2,248     2,382          ---    21,813   26,443
  Savings deposits (2)                       552       551          ---     7,130    8,233
  Borrowings                              35,362        57          ---       ---   35,419
                                          ------------------------------------------------
     Total interest-bearing liabilities   58,373    14,898       10,898    39,247  123,416
                                          ------------------------------------------------
  Incremental asset (liability) gap       13,877    (5,252)      (2,808)   (1,218)   4,599
                                          ------------------------------------------------
  Cumulative asset (liability) gap        13,877     8,625        5,817     4,599    4,599
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

     The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the nine months ended June 30, 2000, the Bank's loan originations and purchases totaled $23.84 million. The Company purchased investment securities and mortgage-backed and related securities during the nine months ended June 30, 2000 of $10.77 million. Securities held-to-maturity decreased to $33.75 million at June 30, 2000 from $33.81 million at September 30, 1999.

     The primary financing activity of the Bank is the attraction of deposits and secured borrowings. During the nine months ended June 30, 2000, deposits at the Bank decreased $158,000, or 0.18%, from $88.11 million at September 30, 1999 to $87.95 million at June 30, 2000.

     The Bank has utilized retail repurchase agreements as a source of funding. At June 30, 2000, repurchase agreements totaled $8.55 million compared to $4.70 million at September 30, 1999.

     At June 30, 2000, the FHLB advances are secured by the FHLB stock and a blanket pledge of residential loans, and governmental agency securities. Under the agreement, the Bank must maintain eligible collateral in amounts exceeding 125 percent of the outstanding advances. At June 30, 2000, the Bank had $26.87 million in advances outstanding with the FHLB compared to $24.96 million at September 30, 1999.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4.00%. The Bank's average daily liquidity ratio for the month ended June 30, 2000 was 17.70%.

     The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 2000, cash and cash equivalents totaled $5.22 million compared to $4.54 million at September 30, 1999.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2000, the Bank had commitments to originate or purchase loans of $236,000. Certificates of deposits which are scheduled to mature in one year or less at June 30, 2000, totaled $32.12 million. Management believes that a significant portion of such deposits will remain with the Bank.

                  FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1:  Legal Proceedings

         None.

ITEM 2:  Changes in Securities

         Not Applicable.

ITEM 3:  Defaults Upon Senior Securities

         Not Applicable.

ITEM 4:  Submission of Matters to a Vote of Security Holders.

         None

ITEM 5:  Other Information.

         None

ITEM 6:  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

             None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST FEDERAL BANCORPORATION
                                       Registrant


Date: August 10, 2000                   /s/ William R. Belford
                                        ---------------------------------------
                                        William R. Belford, President and Chief
                                        Executive Officer (Duly Authorized
                                        Officer)

Date: August 10, 2000                   /s/ Dennis M. Vorgert
                                        ---------------------------------------
                                        Dennis M. Vorgert, Vice President
                                        (Principal Financial Officer)