Form 10QSB
period 2000-12-31
FIRST FEDERAL BANCORPORATION /MN/
filed 2001-02-14
CIK 933461

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2000

                                       OR

     [  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number 0-25704


                          FIRST FEDERAL BANCORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Minnesota                                        41-1796238
-------------------------------                      --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


   214 5th Street, Bemidji, Minnesota                        56601-9983
-----------------------------------------                    ----------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (218) 751-5120
                                                           --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X)     No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                 Outstanding at December 31, 2000
         --------------------------------      --------------------------------
         Common Stock, $.01 par value                    1,280,152

                          FIRST FEDERAL BANCORPORATION

                                    CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements                                    Page

                  Consolidated Balance Sheets at
                  December 31, 2000 and September 30, 2000                 3

                  Consolidated Statements of Income for
                  the Three Months Ended December 31, 2000
                  and 1999                                                 5

                  Consolidated Statement of Stockholders'
                  Equity for the Three Months Ended
                  December 31, 2000                                        6

                  Consolidated Statements of Cash Flows for
                  the Three Months Ended December 31, 2000
                  and 1999                                                 7

                  Notes to Consolidated Financial Statements               9

         Item 2:  Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                    11


PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings                                       16

         Item 2:  Changes in Securities                                   16

         Item 3:  Defaults Upon Senior Securities                         16

         Item 4:  Submission of Matters to a Vote of
                            Security Holders                              16

         Item 5:  Other Materially Important Events                       16

         Item 6:  Exhibits and Reports on Form 8-K                        16

         Signatures                                                       17

                         PART 1 - FINANCIAL STATEMENTS
                 FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                           December 31,    September 30
                                              2000             2000
                                           ----------      ------------
            Assets
Cash                                       $  1,543,494    $  1,495,072
Interest-bearing deposits with banks          4,831,597       3,037,224
                                           ------------    ------------
        Cash and cash equivalents             6,375,091       4,532,296

Securities available for sale:
  Mortgage-backed and related
    securities (amortized cost of
    $10,881,456 and $11,830,410)             10,864,490      11,577,741
  Other securities (amortized cost of
    $13,176,565 and $13,948,592)             13,115,301      13,632,800
                                           ------------    ------------
     Total securities available for sale     23,979,791      25,210,541
                                           ------------    ------------
Securities held to maturity:
  Mortgage-backed and related
    securities (estimated market value
    of $154,826 and $156,522)                   155,026         158,780
   Other securities (estimated market
     value of $33,073,894 and
     $31,699,185)                            33,576,525      33,576,073
                                           ------------    ------------
      Total securities held to maturity      33,731,551      33,734,853
                                           ------------    ------------

Loans receivable, net                        73,191,173      70,753,934
Federal Home Loan Bank stock, at cost         1,842,100       1,568,400
Foreclosed real estate, net                     119,713         207,781
Accrued interest receivable                   1,291,115       1,112,226
Premises and equipment, net                   2,118,239       2,165,511
Other assets                                    880,785         932,955
                                           ------------    ------------
     Total assets                          $143,529,558    $140,218,497
                                           ============    ============
      Liabilities and Stockholders' Equity

Deposits                                   $ 90,086,982    $ 88,899,733
Repurchase Agreements                         2,960,232       5,562,169
Federal Home Loan Bank Advances              35,834,573      31,363,198
Advance payments by borrowers for
 taxes and insurance                            126,270         201,624
Accrued interest payable                        563,571         629,902
Accrued expenses and other liabilities          719,207         748,529
                                           ------------    ------------
     Total liabilities                      130,290,835     127,405,155



                                    (continued)


Stockholders' Equity:
  Common stock ($.01 par value):
    authorized 4,000,000 shares;
    issued 1,280,152                             12,802          12,802
   Additional paid-in-capital                 5,352,646       5,342,404
   Retained earnings, subject to certain
     restrictions                             9,916,670       9,677,265
   Accumulated other comprehensive income,
     unrealized loss on securities
     available for sale, net of tax effect      (46,156)       (335,392)
   Unearned employee stock ownership plan
     shares                                    (258,750)       (276,000)
   Treasury stock, at cost, 338,151 and
     320,338 shares                          (2,344,825)     (2,213,893)
   Deferred compensation payable in
     common stock                               606,336         606,156
                                           ------------    ------------
       Total stockholders' equity            13,238,723      12,813,342
                                           ------------    ------------
       Total liabilities and
        stockholders' equity               $143,529,558    $140,218,497
                                           ============    ============

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)



                                        Three Months Ended
                                           December 31,
                                      ---------------------
                                         2000        1999
                                      ----------  ---------
Interest income:
   Loans receivable                   $1,625,036   $1,214,312
   Mortgage-backed and related
    securities                           183,648      231,547
   Other securities                      753,842      794,941
   Interest-bearing deposits
     with banks                           12,417       28,695
   Other                                  31,583       20,740
                                      ----------   ----------
                                       2,606,526    2,290,235
                                      ----------   ----------
Interest expense:
   Deposits                            1,031,112      910,867
   Borrowings                            642,081      431,496
                                      ----------   ----------
                                       1,673,193    1,342,363
                                      ----------   ----------
      Net interest income                933,333      947,872
Provision for loan losses                 36,401        2,835
                                      ----------   ----------
      Net interest income after
       provision for loan losses         896,932      945,037
                                      ----------   ----------

Noninterest income:
   Fees and service charges              166,264      158,763
   Gain on sales of foreclosed
     real estate                          33,766       38,435
   Other                                  19,904       26,910
                                      ----------   ----------
       Total noninterest income          219,934      224,108
                                      ----------   ----------
Noninterest expense:
   Compensation and employee benefits    391,234      402,832
   Occupancy                             147,389      131,348
   Federal deposit insurance premiums      4,448       12,981
   Data processing                        21,735       19,465
   Advertising                            25,076       33,536
   Other                                 140,235      117,940
                                      ----------   ----------
       Total noninterest expense         730,117      718,102
                                      ----------   ----------
       Income before income tax
         expense                         386,749      451,043
Income tax expense                       147,344      173,178
                                      ----------   ----------
Net income                            $  239,405   $  277,865
                                      ==========   ==========
Earnings per common share:
   Basic                              $     0.24   $     0.24
                                      ----------   ----------
   Diluted                            $     0.24   $     0.24
                                      ----------   ----------

Comprehensive income                  $  528,641   $  112,040
                                      ==========   ==========

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
             Consolidated Statement of Stockholders' Equity
                            (Unaudited)






                                                                      Accumulated
                                               Additional                Other
                        Comprehensive  Common    Paid-in   Retained   Comprehensive
                            Income      Stock    Capital   earnings   Income (Loss)
                        ------------------------------------------------------------

Balance, September 30,
  2000                                   $12,802  5,342,404  9,677,265  (335,392)

Comprehensive income:
  Net income              $ 239,405                            239,405

  Change in net
  unrealized gain (loss)
    on securities
    available for sale,
     net of tax effect      289,236                                      289,236
                          ---------
     Comprehensive Income $ 528,641
                          =========

Increase in deferred
  compensation payable
  in common stock

Settlement of deferred
  compensation payable
  in common stock

Purchase of treasury
  stock

Earned employee
  stock ownership
  plan shares                                       10,242
                                        ----------------------------------------
Balance, December
  31, 2000                              $12,802  5,352,646  9,916,670    (46,156)
                                        ========================================



                          Unearned                   Deferred
                          Employee                     Comp
                           Stock                     Payable in    Total
                         Ownership     Treasury       Common    Stockholders'
                        Plan Shares      Stock         Stock       Equity
                        --------------------------------------------------------

Balance, September 30,
  2000                    (276,000)    (2,213,893)     606,156     12,813,342

Comprehensive income:
  Net income                                                          239,405

  Change in
  unrealized gain (loss)
    on securities
    available for sale,
     net of tax effect                                                289,236

     Comprehensive Income

Increase in deferred
  compensation payable
  in common stock                         (13,880)      13,880              0

Settlement of deferred
  compensation payable
  in common stock                          13,700      (13,700)             0

Purchase of treasury
  stock                                  (130,752)                   (130,752)

Earned employee
  stock ownership
  plan shares              17,250                                      27,492
                        --------------------------------------------------------
Balance, December
  31, 2000              $(258,750)     (2,344,825)     606,336     13,238,723
                        ========================================================

                                      6

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)


                                                              Three Months
                                                             Ended December 31,
                                                       -----------------------------
                                                           2000             1999
                                                       ------------     ------------
Operating activities:
  Net earnings                                         $   239,405      $   277,865
  Adjustments to reconcile net earnings to net
    cash provided by operations:
      Provision for loan losses                             36,401            2,835
      Depreciation                                          84,869           69,233
      Amortization of premium and discount, net            (13,219)         (25,295)
      Increase in accrued interest receivable             (178,889)        (102,455)
      (Decrease) increase in accrued interest payable      (66,331)         101,633
      Gain on sales of foreclosed real estate              (31,947)         (38,435)
      Earned ESOP shares priced above original cost         10,242            7,655
      Decrease in Unearned ESOP Shares                      17,250           17,250
      Decrease in Unamortized Restricted Stock                   0           23,611
      Increase in Deferred Comp Payable in Common Stock        180            7,983
      Increase in other assets                            (148,824)        (134,095)
      (Decrease) increase in accrued expenses
        and other liabilities                              (29,322)          56,423
                                                       -----------      -----------
        Net cash (used in) provided by operating
          activities                                       (80,185)         264,208
                                                       -----------      -----------

Investing activities:
  Net increase in loans receivable                      (2,466,359)        (696,844)
  Purchases of:
    Other securities - available for sale               (1,736,892)      (4,176,688)
    FHLB stock                                            (273,700)        (123,700)
    Premises and equipment                                 (37,597)         (50,914)
  Proceeds from maturities or calls of:
    Other securities - available for sale                2,521,019        5,988,301
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                                 949,560          976,525
    Mortgage-backed & related securities
      - held to maturity                                     3,814           37,688
Proceeds on sale of foreclosed real estate                 112,734          124,187
                                                       -----------      -----------
        Net cash (used in) provided by investing
          activities                                      (927,421)       2,078,555
                                                       -----------      -----------

                                  (continued)


                                                             Three Months
                                                           Ended December 31,
                                                           2000              1999
                                                       ------------     ------------
Financing activities:
  Net increase (decrease) in deposits                  $ 1,187,249     $ (1,460,370)
  Purchase and retirement of common stock                        0          (56,550)
  Purchase of treasury stock                              (130,932)          (7,983)
  Decrease in advance payments by borrowers
    for taxes and insurance                                (75,354)         (75,679)
  Repayment of long-term FHLB advances                           0      (17,000,000)
  Net increase in short-term FHLB advances               4,471,375       19,474,713
  (Decrease) increase in other borrowed money           (2,601,937)       1,109,249
                                                       -----------      -----------
    Net cash provided by financing activities            2,850,401        1,983,380
                                                       -----------      -----------



    Increase in cash and cash equivalents                1,842,795        4,326,143

Cash and cash equivalents, beginning of period           4,532,296        4,539,372
                                                       -----------      -----------
Cash and cash equivalents, end of period               $ 6,375,091      $ 8,865,515
                                                       ===========      ===========



Supplemental cash flow disclosures:
  Cash paid for interest on deposits                   $ 1,001,761      $   891,345
  Cash paid for interest on borrowings                     737,763          349,385
  Cash paid for income taxes                                30,561          110,000

Supplemental noncash flow disclosures:
  Transfer of loans to real estate                     $    64,619      $         0
  Loans receivable on other real estate sold           $    71,900      $    46,500


                  FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                December 31, 2000

(1) The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended September 30, 2000 of First Federal Bancorporation (the "Company"), as filed with the Securities and Exchange Commission. The September 30, 2000 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.


(2)      Basis of Preparation

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The consolidated statement of income for the three month period ended December 31, 2000 is not necessarily indicative of the results which may be expected for the entire year.


(3)      Common Stock and Earnings Per Common Share and Common Share Equivalents

         Outstanding shares of common stock are as follows:

                                                      December 31, 2000     September 30, 2000
                                                      -----------------     ------------------
          Common shares issued-end of period             1,280,152              1,280,152
          Less: Treasury stock                            (338,151)              (320,338)
          Add: Deferred compensation payable
                 in common stock                            99,622                 99,538
                                                      -----------------     ------------------
          Outstanding shares of common stock-
             end of period                               1,041,623              1,059,352
                                                      =================     ==================

         Following is information about the computation of the earnings per share data for the three months ended December 31, 2000 and 1999:


                                             Three months ended                   Three months ended
                                              December 31, 2000                   December 31, 1999
                                      --------------------------------     --------------------------------
                                                             Per share                            Per share
                                      Numerator  Denominator   Amount      Numerator  Denominator   Amount
                                      ---------- ----------- ---------     ---------- ----------- ---------
Basic earnings per share, income
  available to common stockholders     $239,405    992,697       $0.24    $277,865  1,138,780       $0.24
                                                                 =====                              =====
Effect of dilutive securities:
  MRP shares                                             0                              1,722
  Stock options                                     18,666                             14,330
                                       -------------------                -------------------
  Diluted earnings per share,
     income available to common
     stockholders                      $239,405  1,011,363       $0.24    $277,865  1,154,832       $0.24
                                       ===============================    ================================

(4)      Regulatory Capital Requirements

         At December 31, 2000, the Bank met each of the current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at December 31, 2000:


                                                            Minimum for Capital      Minimum to be
                                          Actual             Adequacy Purposes      Well Capitalized
                                      Ratio    Amount        Ratio       Amount     Ratio     Amount
                                      --------------------------------------------------------------
Stockholders' equity,
  and ratio to total assets              8.31%  $11,812

Tangible capital,
  and ratio to adjusted total assets     8.34%  $11,860       2.00%      $2,845

Tier 1 (core) capital,
  and ratio to adjusted total assets     8.34%  $11,860       4.00%      $5,691      5.00%    $7,114

Tier 1 capital,
  and ratio to risk-weighted assets     15.78%  $11,860       4.00%      $3,006      6.00%    $4,509

Total risk-based capital,
  and ratio to risk-weighted assets     16.44%  $12,358       8.00%      $6,012     10.00%    $7,515

Total assets (Bank)                  $142,189

Adjusted total assets (Bank)         $142,270

Risk-weighted assets (Bank)          $ 75,154


(5)   Stockholders' Equity

         During the three months ended December 31, 2000, the Company repurchased 17,729 shares of the Company's outstanding common stock. Repurchased shares are held as treasury shares and will be used for the issuance of shares in conjunction with the Stock Option Plan.

         Subsequent to December 31, 2000, the Company announced a stock repurchase program to acquire up to 64,007 shares, or 5%, of the Company's common stock.

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


Financial Condition:

     Total assets increased by $3.31 million, or 2.36%, from $140.22 million at September 30, 2000, to $143.53 million at December 31, 2000. The increase was primarily due to an increase in cash and cash equivalents, loans receivable, and other assets, partially offset by a decrease in the securities portfolio of the Bank, including mortgage-backed and related securities. Cash and cash equivalents totaled $6.38 million at December 31, 2000, an increase of $1.84 million, or 40.66%, from September 30, 2000. This increase was primarily due to an increase in short-term time certificates. Due to an increase in loan demand, loans receivable, net, increased $2.44 million, or 3.44%, from $70.75 million at September 30, 2000 to $73.19 million at December 31, 2000. Automobile loans increased $1.60 million, or 9.56%, from $16.74 million at September 30, 2000 to $18.34 million at December 31, 2000. Other assets increased by $266,000, or 4.45% from $5.99 million at September 30, 2000 to $6.25 million at December 31, 2000. The Company's securities portfolio decreased $1.23 million, or 2.09%, from $58.94 million at September 30, 2000, to $57.71 million at December 31, 2000. Securities available-for-sale decreased $1.23 million, or 4.88%, from $25.21 million at September 30, 2000, to $23.98 million at December 31, 2000. Securities held-to-maturity remained virtually unchanged. The funds generated in the reduction of the securities portfolio was used to partially fund the increase in the loan demand.

     Deposits increased by $1.19 million, or 1.33%, from $88.90 million at September 30, 2000, to $90.09 million at December 31, 2000. Changes within the deposit classifications were minimal.

     Borrowings increased $1.87 million, or 5.06%, from $36.92 million at September 30, 2000, to $38.79 million at December 31, 2000. Federal Home Loan Bank advances increased $4.47 million, or 14.26%, from $31.36 million at September 30, 2000, to $35.83 million at December 31, 2000. Federal Home Loan Bank advances were increased to partially fund the increase in loan demand and to offset the decrease in repurchase agreements. Borrowings in the form of repurchase agreements decreased $2.60 million, or 46.78% from $5.56 million at September 30, 2000 to $2.96 million at December 31, 2000. Repurchase agreements are primarily issued to local government units.

         Stockholders' equity increased during the three months ended December 31, 2000 by

$425,000, or 3.32%, from $12.81 million at September 30, 2000, to $13.24 million at December 31, 2000. The increase was primarily a result of net income of $239,000, a $289,000 decrease in the net unrealized loss on securities available-for-sale, net of tax effect, and an increase of $27,000 in the earned employee stock ownership plan shares. This increase was partially offset by $131,000 in a purchase of treasury shares.


Net Income:

         Net income for the three months ended December 31, 2000, decreased $39,000, or 13.84%, from the three months ended December 31, 1999, from $278,000 to $239,000, respectively. This decrease was primarily the result of a decrease in net interest income, along with an increase in the provision for loan loss and noninterest expenses.


Net Interest Income:

         Net interest income decreased by $15,000, or 1.53%, for the three months ended December 31, 2000, compared to the three months ended December 31, 1999. The Company increased its average interest earning assets by $7.54 million, or 5.92%, while the net interest margin decreased from 2.95% for the three months ended December 31, 1999, to 2.74% for the three months ended December 31, 2000. The primary reason for this decrease in net interest income during the periods was a 96 basis point increase in the average cost of interest bearing liabilities, which was partially offset by a 54 basis point increase in the average yield on interest earning assets.


Interest Income:

         Interest income increased by $316,000, or 13.81%, from $2.29 million for the three months ended December 31, 1999, to $2.61 million for the three months ended December 31, 2000. The increase in interest income is primarily a result of a $7.54 million increase in average interest earning assets, along with an increase in the average yield on interest earning assets from 7.13% for the three months ended December 31, 1999, to 7.67% for the three months ended December 31, 2000. The primary reason for the increase in the average yield on interest earning assets was a 46 basis point increase in the average yield on loans. This increase was largely due to an increase in automobile lending and a general increase in interest rates between periods.


Interest Expense:

         Interest expense increased by $331,000, or 24.65%, from $1.34 million for the three months ended December 31, 1999, to $1.67 million for the three months ended December 31, 2000. The increase in interest expense is primarily a result of a $3.23 million increase in average interest bearing liabilities, along with an increase in the average cost of interest bearing liabilities from 4.45% for the three months ended December 31, 1999, to 5.41% for the three months ended December 31, 2000. Average interest bearing deposits decreased $2.48 million, or 2.84%, from $87.38 million for the three months ended December 31, 1999 to $84.90 million for the three months ended December 31, 2000, while the average cost of interest bearing deposits increased 67 basis points. Average other borrowings increased $5.72 million, or 17.76%, from $32.18 million for the three months ended December 31, 1999 to $37.90 million for the three months ended December 31, 2000. The increase in short-term interest rates on other borrowings between periods resulted in a 139 basis point increase in the average cost of other borrowings.

Provision for Loan Losses:

         The Bank's provision for loan losses was $36,000 for the three months ended December 31, 2000, compared to a provision of $3,000 for the three months ended December 31, 1999. The $33,000 increase is primarily due to the increased volume of consumer loans, primarily automobile loans, which have a higher degree of risk. Adjustments to the Bank's provision for loan losses is a result of management's ongoing evaluation of the loan portfolio.


Non-Interest Income:

         Total non-interest income decreased by $4,000, or 1.86%, from $224,000 for the three months ended December 31, 1999, to $220,000 for the three months ended December 31, 2000. This decrease was primarily due to a $5,000 decrease in the gain on sales of foreclosed real estate and a $7,000 decrease in other noninterest income, primarily due to an decrease in credit life and disability insurance commissions and commissions on the sales of non-deposit related products. These decreases were partially offset by an $8,000 increase in fees and service charges, primarily loan related fees.


Non-Interest Expense:
         Total non-interest expense increased by $12,000, or 1.67%, from $718,000 for the three months ended December 31, 1999, to $730,000 for the three months ended December 31, 2000. This increase was primarily for the following reasons: (i) a $16,000 increase in occupancy expense; (ii) a $2,000 increase in data processing; and (iii) a $22,000 increase in other non-interest expenses. These increases were partially offset by an $11,000 decrease in compensation and employee benefits, a $9,000 decrease in federal deposit insurance premiums, and an $8,000 decrease in advertising expense.


Income Tax Expense:

         Income tax expense decreased by $26,000, or 14.92%, from $173,000 for the three months ended December 31, 1999, to $147,000 for the three months ended December 31, 2000. The decreases in income tax expense were due to a decrease in income before income tax expense for each period in comparison to the same period in the prior year.


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

         In the banking industry, a traditional measurement of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Bank's interest rate repricing gaps for selected maturity periods at December 31, 2000 (in thousands):


                                                         Rate Sensitive Period
                                          -----------------------------------------------
                                          1-180      181-365      1-2     Over 2
                                           Days        Days      Years     Years    Total
                                          -----------------------------------------------
Earning assets:
  Loans
    Fixed-rate                             3,071     3,390        6,905    21,598   34,964
    Variable-rate                         16,424     8,883        2,463    10,457   38,227
  Securities
    Fixed-rate (1)                           780         0        1,320    10,990   13,090
    Variable-rate                         48,007       130            0         0   48,137
                                          ------------------------------------------------
    Total earnings                        68,282    12,403       10,688    43,045  134,418
                                          ------------------------------------------------
Interest-bearing liabilities:
  Time deposits                           20,687    16,129        8,625    10,028   55,469
  NOW and money market deposits (2)        2,293     2,443          ---    21,844   26,580
  Savings deposits (2)                       536       536          ---     6,977    8,049
  Borrowings                              36,871     1,725          200       ---   38,796
                                          ------------------------------------------------
     Total interest-bearing liabilities   60,387    20,833        8,825    38,849  128,894
                                          ------------------------------------------------
  Incremental asset (liability) gap        7,895    (8,430)       1,863     4,196    5,524
                                          ------------------------------------------------
  Cumulative asset (liability) gap         7,895      (535)       1,328     5,524    5,524
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

         The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the three months ended December 31, 2000, the Bank's loan originations and purchases totaled $9.21 million. The Company purchased investment securities and mortgage-backed and related securities during the three months ended December 31, 2000 of $1.74 million.

         The primary financing activity of the Bank is the attraction of deposits and secured borrowings. During the three months ended December 31, 2000, deposits at the Bank increased $1.19 million, or 1.34%, from $88.90 million at September 30, 2000 to $90.09 million at December 31, 2000.

         The Bank has utilized retail repurchase agreements as a source of funding. At December 31, 2000, repurchase agreements totaled $2.96 million compared to $5.56 million at September 30, 2000.

         At December 31, 2000, the FHLB advances are secured by the FHLB stock and a blanket pledge of residential loans, and governmental agency securities. Under the agreement, the Bank must maintain eligible collateral in amounts exceeding 125 percent of the outstanding advances. At December 31, 2000, the Bank had $35.83 million in advances outstanding with the FHLB compared to $31.36 million at September 30, 2000.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4.00%. The Bank's average daily liquidity ratio for the month ended December 31, 2000 was 16.86%.

         The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At December 31, 2000, cash and cash equivalents totaled $6.38 million compared to $4.53 million at September 30, 2000. This increase was primarily due to an increase in short-term time certificates.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments. At December 31, 2000, the Bank had commitments to originate or purchase loans of $1.08 million. Certificates of deposits which are scheduled to mature in one year or less at December 31, 2000, totaled $36.82 million. Management believes that a significant portion of such deposits will remain with the Bank.

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

                  None

         (b)      Reports on Form 8-K

                  None

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST FEDERAL BANCORPORATION
                                        Registrant


Date:  February 13, 2001                /s/ William R. Belford
                                        ----------------------------------------
                                        William R. Belford, President and Chief
                                        Executive Officer (Duly Authorized
                                        Officer)

Date:  February 13, 2001                /s/ Dennis M. Vorget
                                        ----------------------------------------
                                        Dennis M. Vorgert, Vice President
                                        (Principal Financial Officer)