Form 10QSB
period 2001-03-31
FIRST FEDERAL BANCORPORATION /MN/
filed 2001-05-14
CIK 933461

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to _______

                         Commission File Number 0-25704


                          FIRST FEDERAL BANCORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                 Minnesota                                    41-1796238
       -------------------------------               ---------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification Number)


           214 5th Street, Bemidji, Minnesota                 56601-9983
       -----------------------------------------              ----------
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:     (218) 751-5120
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

                             Yes (X)          No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                  Outstanding at March 31, 2001
           ----------------------------           -----------------------------
           Common Stock, $.01 par value                     1,279,927

                          FIRST FEDERAL BANCORPORATION

                                    CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements                                    Page
                                                                          ----
                  Consolidated Balance Sheets at
                    March 31, 2001 and September 30, 2000                  3

                  Consolidated Statements of Income for
                    the Three Months and Six Months
                    Ended March 31, 2001 and 2000                          5

                  Consolidated Statement of Stockholders'
                    Equity for the Six Months Ended
                    March 31, 2001                                         6

                  Consolidated Statements of Cash Flows for
                    the Six Months Ended March 31, 2001
                    and 2000                                               7

                  Notes to Consolidated Financial Statements               9

         Item 2:  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                            12


PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings                                       18

         Item 2:  Changes in Securities and Use of Proceeds               18

         Item 3:  Defaults Upon Senior Securities                         18

         Item 4:  Submission of Matters to a Vote of
                    Security Holders                                      18

         Item 5:  Other Materially Important Events                       18

         Item 6:  Exhibits and Reports on Form 8-K                        18

         Signatures                                                       19

                         PART 1 - FINANCIAL STATEMENTS
                 FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                            March 31       September 30
                                              2001             2000
                                           ----------      ------------
            Assets
Cash                                       $  1,717,665    $  1,495,072
Interest-bearing deposits with banks          3,410,058       3,037,224
                                           ------------    ------------
        Cash and cash equivalents             5,127,723       4,532,296

Securities available for sale:
  Mortgage-backed and related
    securities (amortized cost of
    $10,110,102 and $11,830,410)             10,227,574      11,577,741
  Other securities (amortized cost of
    $8,272,558 and $13,948,592)               8,302,144      13,632,800
                                           ------------    ------------
     Total securities available for sale     18,529,718      25,210,541
                                           ------------    ------------
Securities held to maturity:
  Mortgage-backed and related
    securities (estimated market value
    of $152,151 and $156,522)                   149,762         158,780
   Other securities (estimated market
     value of $33,120,279 and
     $31,699,185)                            33,077,486      33,576,073
                                           ------------    ------------
      Total securities held to maturity      33,227,248      33,734,853
                                           ------------    ------------

Loans receivable, net                        75,420,972      70,753,934
Federal Home Loan Bank stock, at cost         1,842,100       1,568,400
Foreclosed real estate, net                     110,441         207,781
Accrued interest receivable                   1,078,198       1,112,226
Premises and equipment, net                   2,042,533       2,165,511
Other assets                                    602,940         932,955
                                           ------------    ------------

     Total Assets                          $137,981,873    $140,218,497
                                           ============    ============
      Liabilities and Stockholders' Equity

Deposits                                   $ 93,786,244    $ 88,899,733
Repurchase Agreements                         4,924,647       5,562,169
Federal Home Loan Bank Advances              24,263,859      31,363,198
Advance payments by borrowers for
 taxes and insurance                            210,573         201,624
Accrued interest payable                        714,169         629,902
Accrued expenses and other liabilities          531,432         748,529
                                           ------------    ------------

     Total liabilities                      124,430,924     127,405,155



                                    (continued)


Stockholders' Equity:
  Common stock ($.01 par value):
    authorized 4,000,000 shares;
    issued 1,279,927                             12,799          12,802
   Additional paid-in-capital                 5,364,317       5,342,404
   Retained earnings, subject to certain
     restrictions                            10,107,048       9,677,265
   Accumulated other comprehensive income,
     unrealized gain (loss) on securities
     available for sale, net of tax effect       86,765        (335,392)
   Unearned employee stock ownership plan
     shares                                    (241,500)       (276,000)
   Treasury stock, at cost, 347,053 and
     320,338 shares                          (2,404,474)     (2,213,893)
   Deferred compensation payable in
     common stock                               625,994         606,156
                                           ------------    ------------
       Total stockholders' equity            13,550,949      12,813,342
                                           ------------    ------------
       Total liabilities and
        stockholders' equity               $137,981,873    $140,218,497
                                           ============    ============

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                       Three Months Ended        Six Months Ended
                                            March 31,                March 31,
                                      ---------------------    ----------------------
                                         2001        2000        2001         2000
                                      ----------  ---------    --------    ----------
Interest income:
   Loans receivable                   $1,625,921   $1,251,653  $3,250,957  $2,465,965
   Mortgage-backed and related
    securities                           171,168      224,961     354,816     456,508
   Other Securities                      720,795      789,225   1,474,637   1,584,166
   Interest-bearing deposits
     with banks                           15,698       58,174      28,115      86,869
   Other                                  24,467       23,625      56,050      44,365
                                      ----------   ----------  ----------  ----------
                                       2,558,049    2,347,638   5,164,575   4,637,873
                                      ----------   ----------  ----------  ----------
Interest expense:
   Deposits                            1,017,087      915,439   2,048,199   1,826,306
   Borrowings                            531,864      491,373   1,173,945     922,869
                                      ----------   ----------  ----------  ----------
                                       1,548,951    1,406,812   3,222,144   2,749,175
                                      ----------   ----------  ----------  ----------

      Net interest income              1,009,098      940,826   1,942,431   1,888,698
Provision for loan losses                 82,851            0     119,252       2,835
                                      ----------   ----------  ----------  ----------
      Net interest income after
       provision for loan losses         926,247      940,826   1,823,179   1,885,863
                                      ----------   ----------  ----------  ----------

Noninterest income:
   Fees and service charges              173,086      158,809     339,350     317,572
   Gain on sales of foreclosed
     real estate                               0        2,737      33,766      41,172
   Other                                  18,040       17,663      37,944      44,573
                                      ----------   ----------  ----------  ----------
       Total noninterest income          191,126      179,209     411,060     403,317
                                      ----------   ----------  ----------  ----------
Noninterest expense:
   Compensation and employee benefits    436,841      424,198     828,075     827,030
   Occupancy                             155,439      146,305     302,828     277,653
   Federal deposit insurance premiums      4,373        4,687       8,821      17,668
   Data processing                        23,995       18,155      45,730      37,620
   Advertising                            30,556       55,413      55,632      88,949
   Other                                 160,487      204,273     300,722     322,213
                                      ----------   ----------  ----------  ----------
       Total noninterest expense         811,691      853,031   1,541,808   1,571,133
                                      ----------   ----------  ----------  ----------
       Income before income tax
         expense                         305,682      267,004     692,431     718,047
Income tax expense                       114,369       98,123     261,713     271,301
                                      ----------   ----------  ----------  ----------

Net income                            $  191,313   $  168,881  $  430,718  $  446,746
                                      ==========   ==========  ==========  ==========
Earnings per common share:
   Basic                              $     0.20   $     0.15  $     0.44  $     0.39
                                      ----------   ----------  ----------  ----------
   Diluted                            $     0.19   $     0.15  $     0.43  $     0.39
                                      ----------   ----------  ----------  ----------

Comprehensive income                  $  324,234   $  110,656  $  852,875  $  222,696
                                      ==========   ==========  ==========  ==========

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
             Consolidated Statement of Stockholders' Equity
                            (Unaudited)

                                                                      Accumulated
                                               Additional                Other
                        Comprehensive  Common    Paid-in   Retained   Comprehensive
                            Income      Stock    Capital   earnings   Income (Loss)
                        ------------------------------------------------------------
Balance, September 30,
  2000                                   $12,802  5,342,404  9,677,265  (335,392)

Comprehensive income:
  Net income              $ 430,718                            430,718
  Change in net
    unrealized gain
    (loss) on securities
    available for sale,
    net of tax effect       422,157                                      422,157
                          ---------
     Comprehensive income $ 852,875
                          =========

Increase in deferred
  compensation payable
  in common stock

Settlement of deferred
  compensation payable
  in common stock

Purchase of treasury
  stock

Purchase and retirement
  of common stock                            (3)      (997)      (935)

Earned employee
  stock ownership
  plan shares                                       22,910
                                        ----------------------------------------
Balance, March 31,
  2001                                  $12,799  5,364,317 10,107,048     86,765
                                        ========================================
                          Unearned                   Deferred
                          Employee                     Comp
                           Stock                     Payable in    Total
                         Ownership     Treasury       Common    Stockholders'
                        Plan Shares      Stock         Stock       Equity
                        --------------------------------------------------------
Balance, September 30,
  2000                    (276,000)    (2,213,893)     606,156     12,813,342

Comprehensive income:
  Net income                                                          430,718
  Change in net
    unrealized gain
    (loss) on securities
    available for sale,
    net of tax effect                                                 422,157

     Comprehensive income

Increase in deferred
  compensation payable
  in common stock                         (35,425)      35,425              0

Settlement of deferred
  compensation payable
  in common stock                          15,587      (15,587)             0

Purchase of treasury
  stock                                  (170,743)                   (170,743)

Purchase and retirement
  of common stock                                                      (1,935)

Earned employee
  stock ownership
  plan shares              34,500                                      57,410
                        --------------------------------------------------------
Balance, March
  31, 2001               (241,500)     (2,404,474)     625,994     13,550,949
                        ========================================================

                                      6

            FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (Unaudited)


                                                                Six Months
                                                               Ended March 31,
                                                       -----------------------------
                                                           2001             2000
                                                       ------------     ------------
Operating activities:
  Net earnings                                         $   430,718      $   446,746
  Adjustments to reconcile net earnings to net
    cash provided by operations:
      Provision for loan losses                            119,252            2,835
      Depreciation                                         167,703          139,384
      Amortization of premium and discount, net            (23,614)         (52,602)
      Decrease in accrued interest receivable               34,028           14,024
      Increase (decrease) in accrued interest payable       84,267          (65,338)
      Gain on sales of foreclosed real estate              (14,336)         (41,172)
      Earned ESOP shares priced above original cost         22,910           17,573
      Decrease in Unearned ESOP Shares                      34,500           34,500
      Decrease in Unamortized Restricted Stock                   0           47,222
      Increase in Deferred Comp Payable in Common Stock     35,425           24,676
      Decrease (increase) in other assets                   36,652         (205,475)
      Decrease in accrued expenses and other
        liabilities                                       (217,097)         (98,023)
                                                       -----------      -----------
        Net cash provided by operating activities          710,408          264,350
                                                       -----------      -----------

Investing activities:
  Net increase in loans receivable                      (4,845,808)      (3,264,741)
  Purchases of:
    Other securities - available for sale               (3,477,745)      (9,581,216)
    FHLB stock                                            (273,700)        (222,300)
    Premises and equipment                                 (44,725)        (211,539)
  Proceeds from maturities or calls of:
    Other securities - available for sale                9,174,739       10,422,117
    Other securities - held to maturity                    500,000                0
  Principal payments on:
    Mortgage-backed & related securities
      - available for sale                               1,721,388        1,786,437
    Mortgage-backed & related securities
      - held to maturity                                     9,180           51,105
Proceeds on sale of foreclosed real estate                 171,194          184,713
                                                       -----------      -----------
        Net cash provided by (used in) investing
          activities                                     2,934,523         (835,424)
                                                       -----------      -----------

                                  (continued)


                                                                Six Months
                                                              Ended March 31,
                                                           2001              2000
                                                       ------------     ------------
Financing activities:
  Net increase in deposits                             $ 4,886,511     $    539,341
  Purchase and retirement of common stock                   (1,935)        (241,081)
  Purchase of treasury stock                              (206,168)         (24,676)
  Increase in advance payments by borrowers
    for taxes and insurance                                  8,949           17,731
  Repayment of long-term FHLB advances                           0      (18,000,000)
  Net (decrease) increase in short-term
    FHLB advances                                       (7,099,339)      17,944,345
  (Decrease) increase in other borrowed money             (637,522)       3,881,737
                                                       -----------      -----------
    Net cash (used in) provided by financing
      activities                                        (3,049,504)       4,117,397
                                                       -----------      -----------



    Increase in cash and cash equivalents                  595,427        3,546,323

Cash and cash equivalents, beginning of period           4,532,296        4,539,372
                                                       -----------      -----------
Cash and cash equivalents, end of period               $ 5,127,723      $ 8,085,695
                                                       ===========      ===========



Supplemental cash flow disclosures:
  Cash paid for interest on deposits                   $ 2,034,191      $ 1,829,061
  Cash paid for interest on borrowings                   1,103,687          985,452
  Cash paid for income taxes                               335,000          367,298

Supplemental noncash flow disclosures:
  Transfer of loans to real estate                     $   131,419      $         0
  Loans receivable on other real estate sold           $    71,900      $   135,500
  Stock issued in settlement of deferred
    compensation obligation                            $    15,587


                  FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2001

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

(2)  Basis of Preparation

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The consolidated statement of income for the six month period ended March 31, 2001 is not necessarily indicative of the results which may be expected for the entire year.

(3)  Common Stock and Earnings Per Common Share and Common Share Equivalents

     Outstanding shares of common stock are as follows:

                                                      March 31, 2001        September 30, 2000
                                                      -----------------     ------------------
          Common shares issued-end of period             1,279,927              1,280,152
          Less: Treasury stock                            (347,053)              (320,338)
          Add: Deferred compensation payable
                 in common stock                           102,220                 99,538
                                                      -----------------     ------------------
          Outstanding shares of common stock-
             end of period                               1,035,094              1,059,352
                                                      =================     ==================

     Following is information about the computation of the earnings per share data for the three months ended March 31, 2001 and 2000:

                                             Three months ended                   Three months ended
                                                March 31, 2001                       March 31, 2000
                                      --------------------------------     --------------------------------
                                                             Per share                            Per share
                                      Numerator  Denominator   Amount      Numerator  Denominator   Amount
                                      ---------- ----------- ---------     ---------- ----------- ---------
Basic earnings per share, income
  available to common stockholders     $191,313    979,114       $0.20    $168,881  1,131,969       $0.15
                                                                 =====                              =====
Effect of dilutive securities:
  MRP shares                                             0                              2,009
  Stock options                                     28,190                             16,759
                                       -------------------                -------------------
  Diluted earnings per share,
     income available to common
     stockholders                      $191,313  1,007,304       $0.19    $168,881  1,150,737       $0.15
                                       ===============================    ================================

     Following is information about the computation of the earnings per share data for the six months ended March 31, 2001 and 2000:

                                               Six months ended                     Six months ended
                                                March 31, 2001                       March 31, 2000
                                      --------------------------------     --------------------------------
                                                             Per share                            Per share
                                      Numerator  Denominator   Amount      Numerator  Denominator   Amount
                                      ---------- ----------- ---------     ---------- ----------- ---------
Basic earnings per share, income
  available to common stockholders     $430,718    985,980       $0.44    $446,746  1,135,393       $0.39
                                                                 =====                              =====
Effect of dilutive securities:
  MRP shares                                             0                              1,865
  Stock options                                     23,376                             15,537
                                       -------------------                -------------------
  Diluted earnings per share,
     income available to common
     stockholders                      $430,718  1,009,356       $0.43    $446,746  1,152,795       $0.39
                                       ===============================    ===============================


(4)  Regulatory Capital Requirements

     At March 31, 2001, the Bank met each of the current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 2001:


                                                            Minimum for Capital      Minimum to be
                                          Actual             Adequacy Purposes      Well Capitalized
                                      Ratio    Amount        Ratio       Amount     Ratio     Amount
                                      --------------------------------------------------------------
Stockholders' equity,
  and ratio to total assets              8.88%  $12,144

Tangible capital,
  and ratio to adjusted total assets     8.83%  $12,058       2.00%      $2,731

Tier 1 (core) capital,
  and ratio to adjusted total assets     8.83%  $12,058       4.00%      $5,463      5.00%    $6,828

Tier 1 capital,
  and ratio to risk-weighted assets     16.08%  $12,058       4.00%      $3,000      6.00%    $4,500

Total risk-based capital,
  and ratio to risk-weighted assets     16.80%  $12,603       8.00%      $6,000     10.00%    $7,500

Total assets (Bank)                  $136,712

Adjusted total assets (Bank)         $136,566

Risk-weighted assets (Bank)          $ 74,998


(5)  Stockholders' Equity

     During the six months ended March 31, 2001, the Company repurchased 24,033 shares of the Company's outstanding common stock. Repurchased shares are held as treasury shares and will be used for the issuance of shares in conjunction with the Stock Option Plan.

     During the six months ended March 31, 2001, the Company approved a stock repurchase program to acquire up to 64,007 shares, or 5%, of the Company's common stock.

     During the six months ended March 31, 2001, the Company repurchased 225 shares under the Company's repurchase program which was approved on January 24, 2001. The repurchased shares were retired by the Company.


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

                  FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES

Item  2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          OPERATIONS

Forward-Looking Statements:

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.
Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's market area generally. Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for loan losses.

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

Financial Condition:

     Total assets decreased by $2.24 million, or 1.60%, from $140.22 million at September 30, 2000, to $137.98 million at March 31, 2001. The decrease was primarily due to a decrease in the securities portfolio of the Bank, including mortgage-backed and related securities, partially offset by an increase in loans receivable, and cash and cash equivalents. The Company's securities portfolio decreased $7.19 million, or 12.20%, from $58.94 million at September 30, 2000, to $51.75 million at March 31, 2001. Securities available-for-sale decreased $6.68 million, or 26.50%, from $25.21 million at September 30, 2000, to $18.53 million at March 31, 2001. Securities held-to-maturity decreased $508,000, or 1.50%, from $33.73 million at September 30, 2000, to $33.23 million at March 31, 2001. The decrease in the Company's security portfolio was primarily due to agency and corporate bonds being called during a period of relatively low interest rates. The funds generated from the reduction of the securities portfolio was used to partially fund the increase in the loan portfolio. Cash and cash equivalents totaled $5.13 million at March 31, 2001, an increase of $595,000, or 13.14%, from September 30, 2000. Due to an increase in loan demand, loans receivable, net, increased $4.67 million, or 6.60%, from $70.75 million at September 30, 2000 to $75.42 million at March 31, 2001. Automobile loans increased $3.57 million, or 21.34%, from $16.74 million at September 30, 2000 to $20.31 million at March 31, 2001. Other assets decreased by $311,000, or 5.19% from $5.99 million at September 30, 2000 to $5.68 million at March 31, 2001.

     Deposits increased by $4.89 million, or 5.50%, from $88.90 million at September 30, 2000, to $93.79 million at March 31, 2001. The increase in deposits was primarily in certificates of deposits with a term of twelve months. The Company has acquired $2.58 million in brokered deposits during this period.

     Borrowings decreased $7.73 million, or 20.95%, from $36.92 million at September 30, 2000, to $29.19 million at March 31, 2001. Federal Home Loan Bank advances decreased $7.10 million, or 22.64%, from $31.36 million at September 30, 2000, to $24.26 million at March 31, 2001. Federal Home Loan Bank advances were paid down as agency and corporate bonds were called due to the relatively low interest rates. Borrowings in the form of repurchase agreements decreased $638,000, or 11.46% from $5.56 million at September 30, 2000 to $4.92 million at March 31, 2001. Repurchase agreements are primarily issued to local government units.

     Stockholders' equity increased during the six months ended March 31, 2001 by $738,000, or 5.76%, from $12.81 million at September 30, 2000, to $13.55 million at March 31, 2001. The increase was primarily a result of net income of $431,000, a $422,000 increase in the net unrealized gain on securities available-for-sale, net of tax effect, and an increase of $57,000 in the earned employee stock ownership plan shares. This increase was partially offset by $171,000 due to the purchase of treasury shares. See "Stock Repurchases."

Net Income:

     Net income for the three months ended March 31, 2001, increased $22,000, or 13.28%, from the three months ended March 31, 2000, from $169,000 to $191,000, respectively. This increase was primarily the result of an increase in net interest income, noninterest income and a decrease in noninterest expense. The increase was partially offset by an increase in the provision for loan loss.

     Net income for the six months ended March 31, 2001, decreased $16,000, or 3.59%, from $447,000 to $431,000, respectively. This decrease was primarily the result of an increase in the provision for loan loss, which was partially offset by an increase in the net interest income, noninterest income and a decrease in noninterest expense.

Net Interest Income:

     Net interest income increased by $68,000, or 7.26%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. During this period, the Company increased its average interest earning assets by $5.21 million, or 4.01%, while the net interest margin increased from 2.90% for the three months ended March 31, 2000, to 3.03% for the three months ended March 31, 2001. The primary reason for this increase in net interest income during the periods was a 42 basis point increase in the average yield on interest earning assets, which was partially offset by a 50 basis point increase in the average cost of interest bearing liabilities. The Company's interest bearing liabilities remained relatively unchanged between periods.

     Net interest income increased by $54,000, or 2.84%, during the six months ended March 31, 2001, compared to the six months ended March 31, 2000. The Company increased its average interest earning assets by $6.38 million, or
4.96%, while the net interest margin decreased from 2.93% for the six months ended March 31, 2000, to 2.88% for the six months ended March 31, 2001. The primary reason for this increase in net interest income during the periods was a 48 basis point increase in the average yield on interest earning assets, which was partially offset by a 73 basis point increase in the average cost of interest bearing liabilities. The Company's interest bearing liabilities increased $1.96 million, or 1.63%, between periods.

Interest Income:

     Interest income increased by $210,000, or 8.96%, from $2.35 million for the three months ended March 31, 2000, to $2.56 million for the three months ended March 31, 2001. The increase in interest income is primarily a result of a $5.21 million increase in average interest earning assets, along with an increase in the average yield on interest earning assets from 7.25% for the three months ended March 31, 2000, to 7.67% for the three months ended March 31, 2001. The primary reason for the increase in the average yield on interest earning assets was a 43 basis point increase in the average yield on loans. This increase was largely due to an increase in automobile lending.

     Interest income increased by $527,000, or 12.06%, from $4.64 million for the six months ended March 31, 2000, to $5.16 million for the six months ended March 31, 2001. The increase in interest income is primarily a result of a $6.38 million increase in average interest earning assets, along with an increase in the average yield on interest earning assets from 7.19% for the six months ended March 31, 2000, to 7.67% for the six months ended March 31, 2001. The primary reason for the increase in the average yield on interest earning assets was a 45 basis point increase in the average yield on loans. This increase was largely due to an increase in automobile lending.

Interest Expense:

     Interest expense increased by $142,000, or 10.10%, from $1.41 million for the three months ended March 31, 2000, to $1.55 million for the three months ended March 31, 2001. The increase in interest expense is primarily a result of a $670,000 increase in average interest bearing liabilities, along with an increase in the average cost of interest bearing liabilities from 4.64% for the three months ended March 31, 2000, to 5.14% for the three months ended March 31, 2001. Average interest bearing deposits decreased $1.59 million, or 1.81%, from $87.53 million for the three months ended March 31, 2000, to $85.94 million for the three months ended March 31, 2001, while the average cost of interest bearing deposits increased 60 basis points. Average other borrowings increased $2.26 million, or 6.64%, from $34.00 million for the three months ended March 31, 2000, to $36.26 million for the three months ended March 31, 2001. The increase in short-term interest rates on other borrowings between periods resulted in a 15 basis point increase in the average cost of other borrowings.

     Interest expense increased by $473,000, or 17.20%, from $2.75 million for the six months ended March 31, 2000, to $3.22 million for the six months ended March 31, 2001. The increase in interest expense is primarily a result of a $1.96 million increase in average interest bearing liabilities, along with an increase in the average cost of interest bearing liabilities from 4.55% for the six months ended March 31, 2000, to 5.28% for the six months ended March 31, 2001. Average interest bearing deposits decreased $2.04 million, or 2.33%, from $87.45 million for the six months ended March 31, 2000, to $85.41 million for the six months ended March 31, 2001, while the average cost of interest bearing deposits increased 64 basis points. Average other borrowings increased $4.00 million, or 12.09%, from $33.09 million for the six months ended March 31, 2000, to $37.09 million for the six months ended March 31, 2001. The increase in short-term interest rates on other borrowings between periods resulted in a 79 basis point increase in the average cost of other borrowings.

Provision for Loan Losses:

     The Bank's provision for loan losses was $83,000 for the three months ended March 31, 2001, compared to no provision for the three months ended March 31, 2000. The $83,000 increase is primarily due to the increased volume of consumer loans, primarily automobile loans, which have a higher degree of credit risk.

     The Bank's provision for loan losses was $119,000 for the six months ended March 31, 2001, compared to $3,000 for the six months ended March 31, 2000. This $116,000 increase was primarily due to an increase in nonperforming assets, along with an increased volume of consumer loans, primarily automobile loans, which have a higher degree of credit risk.

     At March 31, 2001, nonperforming assets totaled $668,000 as compared to $611,000 at September 30, 2000. The allowance represented 0.88% of total loans at March 31, 2001 and 0.86% at September 30, 2000. As a percentage of nonperforming assets, the allowance represented 105.38% at March 31, 2001 and 128.78% at September 30, 2000. Nonperforming assets consist of foreclosed/repossessed assets and nonperforming loans. Nonperforming loans consist of nonaccruing loans and accruing loans 90 days or more past due. Adjustments to the Bank's provision for loan losses are a result of management's ongoing evaluation of the loan portfolio. While management believes the current level of the allowance for loan losses is adequate, there can be no assurance that additional provisions will not be required.

Non-Interest Income:

     Total non-interest income increased by $12,000, or 6.65%, from $179,000 for the three months ended March 31, 2000, to $191,000 for the three months ended March 31, 2001. This increase was primarily due to a $14,000 increase in fees and service charges, primarily deposit related fees. This increase was partially offset by a $3,000 decrease in the gain on sales of foreclosed real estate.

     Total non-interest income increased by $8,000, or 1.92%, from $403,000 for the six months ended March 31, 2000, to $411,000 for the six months ended March 31, 2001. This increase was primarily due to a $22,000 increase in fees and service charges, primarily deposit and loan related fees. These increases were partially offset by a $7,000 decrease in the gain on sales of foreclosed real estate and a $7,000 decrease in other non-interest income, primarily a decrease in commissions on the sales of non-deposit related products.

Non-Interest Expense:

     Total non-interest expense decreased by $41,000, or 4.85%, from $853,000 for the three months ended March 31, 2000, to $812,000 for the three months ended March 31, 2001. This decrease was primarily for the following reasons: (i) a $25,000 decrease in advertising expense; and, (ii) a $44,000 decrease in other non-interest expenses; primarily due to a $30,000 decrease in expense related to the sale of foreign currency, and a $12,000 decrease in legal services. These decreases were partially offset by a $13,000 increase in compensation and employee benefits, a $9,000 increase in occupancy expense, and a $6,000 increase in data processing expense.

     Total non-interest expense decreased by $29,000, or 1.87%, from $1.57 million for the six months ended March 31, 2000, to $1.54 million for the six months ended March 31, 2001. This decrease was primarily for the following reasons: (i) a $33,000 decrease in advertising expense; and, (ii) a $21,000 decrease in other non-interest expenses; primarily due to a $23,000 decrease in expense related to the sale of foreign currency. These decreases were partially offset by a $25,000 increase in occupancy expense, and an $8,000 increase in data processing expense.

Income Tax Expense:

     Income tax expense increased by $16,000, or 16.56%, from $98,000 for the three months ended March 31, 2000, to $114,000 for the three months ended March 31, 2001. The increase in income tax expense was due to an increase in income before income tax expense between periods.

     Income tax expense decreased by $9,000, or 3.53%, from $271,000 for the six months ended March 31, 2000, to $262,000 for the six months ended March 31, 2001. The decrease in income tax expense was due to a decrease in income before income tax expense between periods.

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

     In the  banking  industry,  a  traditional  measurement  of  interest  rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Bank's interest rate repricing gaps for selected maturity periods at March 31, 2001 (in thousands):

                                                         Rate Sensitive Period
                                          -----------------------------------------------
                                          1-180      181-365      1-2     Over 2
                                           Days        Days      Years     Years    Total
                                          -----------------------------------------------
Earning assets:
  Loans
    Fixed-rate                             3,691     3,838        7,195    22,550   37,274
    Variable-rate                         17,837     7,833        2,777     9,700   38,147
  Securities
    Fixed-rate (1)                           368       563        1,539     9,677   12,147
    Variable-rate                         41,773        15            0         0   41,788
                                          ------------------------------------------------
    Total earnings assets                 63,669    12,249       11,511    41,927  129,356
                                          ------------------------------------------------
Interest-bearing liabilities:
  Time deposits                           23,563    17,608        9,306     9,524   60,001
  NOW and money market deposits (2)        2,219     2,373          ---    21,265   25,857
  Savings deposits (2)                       550       550          ---     6,834    7,934
  Borrowings                              27,487     1,502          200       ---   29,189
                                          ------------------------------------------------
     Total interest-bearing liabilities   53,819    22,033        9,506    37,623  122,981
                                          ------------------------------------------------
  Incremental asset (liability) gap        9,850    (9,784)       2,005     4,304    6,375
                                          ------------------------------------------------
  Cumulative asset (liability) gap         9,850        66        2,071     6,375    6,375
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

     The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the six months ended March 31, 2001, the Bank's loan originations and purchases totaled $17.80 million. The Company purchased investment securities and mortgage-backed and related securities during the six months ended March 31, 2001, of $3.48 million.

     The primary financing activity of the Bank is the attraction of deposits and secured borrowings. During the six months ended March 31, 2001, deposits at the Bank increased $4.89 million, or 5.50%, from $88.90 million at September 30, 2000 to $93.79 million at March 31, 2001.

     The Bank has utilized retail repurchase agreements as a source of funding. At March 31, 2001, repurchase agreements totaled $4.92 million compared to $5.56 million at September 30, 2000.

     At March 31, 2001, the FHLB advances are secured by the FHLB stock and a blanket pledge of residential loans, and governmental agency securities. Under the agreement, the Bank must maintain eligible collateral in amounts exceeding 125 percent of the outstanding advances. At March 31, 2001, the Bank had $24.26 million in advances outstanding with the FHLB compared to $31.36 million at September 30, 2000.

     The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2001, cash and cash equivalents totaled $5.13 million compared to $4.53 million at September 30, 2000.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 2001, the Bank had commitments to originate or purchase loans of $231,000. Certificates of deposits which are scheduled to mature in one year or less at March 31, 2001, totaled $41.17 million. Management believes that a significant portion of such deposits will remain with the Bank.

Stock Repurchases:

     During the six months ended March 31, 2001, the Company repurchased 24,033 shares which are held as treasury stock and repurchased an additional 225 shares which were retired. The Board of Directors has previously authorized the repurchase of up to an additional 64,007 shares. Periodic share repurchase programs have been authorized by the Board of Directors as a means of enhancing shareholder value by improving earnings per share and return on equity. In addition, at the current trading price for the Common Stock relative to its book value, the Common Stock represents an attractive investment for the Company.

     Assuming all shares of Common Stock repurchased during the three and six months ended March 31, 2001 had remained outstanding, basic and diluted earnings per share would have been $0.19 and $0.19 for the three months ended March 31, 2001 and $0.43 and $0.42 for the six months ended March 31, 2001. These pro forma numbers reflected an earnings credit equal to the average yield on securities times the repurchased amount, less applicable income taxes.

                  FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1:  Legal Proceedings

         None.

ITEM 2:  Changes in Securities and Use of Proceeds

         Not Applicable.

ITEM 3:  Defaults Upon Senior Securities

         Not Applicable.

ITEM 4:  Submission of Matters to a Vote of Security Holders.

         On January 16, 2001, the Annual Meeting of the Stockholders was held for the election of two directors of the Company. There were outstanding and entitled to vote 1,280,152 shares of the common stock of the Company.

         The following is a record of the votes cast:

                                                       Votes Cast
                                                ---------------------------
                                                                 Against or
                                                   For            Withheld
                                                ---------        ----------
               Election of Directors
                    Ralph T. Smith              1,220,909           6,828
                    William R. Belford          1,219,784           7,953


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

                                         FIRST FEDERAL BANCORPORATION
                                         Registrant


Date: May 14, 2001                       /s/ William R. Belford
                                         ---------------------------------------
                                         William R. Belford, President and Chief
                                         Executive Officer (Duly Authorized
                                         Officer)

Date: May 14, 2001                       /s/ Dennis M. Vorgert
                                         ---------------------------------------
                                         Dennis M. Vorgert, Vice President
                                         (Principal Financial Officer)