Form 10QSB
period 2001-06-30
FIRST FEDERAL BANCORPORATION /MN/
filed 2001-08-14
CIK 933461

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

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

                 Yes (X)                    No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                                   Outstanding at June 30, 2001
     ----------------------------            ----------------------------
     Common Stock, $.01 par value                    1,269,628

                          FIRST FEDERAL BANCORPORATION

                                    CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements                                      Page

                  Consolidated Balance Sheets at
                  June 30, 2001 and September 30, 2000                       3

                  Consolidated Statements of Income for
                  the Three Months and Nine Months
                  Ended June 30, 2001 and 2000                               5

                  Consolidated Statement of Stockholders'
                  Equity for the Nine Months Ended
                  June 30, 2001                                              6

                  Consolidated Statements of Cash Flows for
                  the Nine Months Ended June 30, 2001
                  and 2000                                                   7

                  Notes to Consolidated Financial Statements                 9

         Item 2:  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                             12


PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings                                         19

         Item 2:  Changes in Securities and Use of Proceeds                 19

         Item 3:  Defaults Upon Senior Securities                           19

         Item 4:  Submission of Matters to a Vote of
                     Security Holders                                       19

         Item 5:  Other Materially Important Events                         19

         Item 6:  Exhibits and Reports on Form 8-K                          19

         Signatures                                                         20

                          PART 1 - FINANCIAL STATEMENTS
                  FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30                September 30
                                                                             2001                     2000
                                                                         -----------             -------------
                             Assets                                      (Unaudited)
Cash                                                                     $  1,657,959             $  1,495,072
Interest-bearing deposits with banks                                        3,828,755                3,037,224
                                                                         ------------             ------------
     Cash and cash equivalents                                              5,486,714                4,532,296

Securities available for sale:
  Mortgage-backed and related securities (amortized
   cost of $9,170,223 and $11,830,410)                                      9,299,651               11,577,741
  Other securities (amortized cost of $7,516,056 and
   $13,948,592)                                                             7,531,808               13,632,800
                                                                         ------------             ------------
                                                                           16,831,459               25,210,541
                                                                         ------------             ------------
Securities held to maturity:
  Mortage-backed and related securities (estimated
   market value of $147,635 and $156,522)                                     145,952                  158,780
  Other securities (estimated market value of
   $32,672,439 and $31,699,185)                                            32,577,938               33,576,073
                                                                         ------------             ------------
                                                                           32,723,890               33,734,853
                                                                         ------------             ------------

Loans receivable, net                                                      77,475,995               70,753,934
Federal Home Loan Bank stock, at cost                                       1,842,100                1,568,400
Foreclosed real estate and other personal property, net                        72,325                  207,781
Accrued interest receivable                                                 1,139,316                1,112,226
Premises and equipment, net                                                 2,001,296                2,165,511
Other assets                                                                  617,169                  932,955
                                                                         ------------             ------------
          Total Assets                                                   $138,190,264             $140,218,497
                                                                         ============             ============
              Liabilities and Stockholders' Equity

Deposits                                                                  $96,245,696              $88,899,733
Repurchase Agreements                                                       4,174,647                5,562,169
Federal Home Loan Bank Advances                                            22,760,000               31,363,198
Advance payments by borrowers for taxes
  and insurance                                                               161,545                  201,624
Accrued interest payable                                                      562,892                  629,902
Accrued expenses and other liabilities                                        557,118                  748,529
                                                                         ------------             ------------
          Total Liabilities                                               124,461,898              127,405,155

Stockholders' Equity:
  Common stock ($.01 par value):  authorized
   4,000,000 shares; issued 1,269,628 and
   1,280,152 shares                                                            12,696                   12,802
  Additional paid-in-capital                                                5,336,581                5,342,404
  Retained earnings, subject to certain restrictions                       10,296,163                9,677,265
  Accumulated other comprehensive income,
   unrealized gain (loss) on securities, available for
   sale, net of tax effect                                                     85,656                 (335,392)
  Unearned employee stock ownership plan shares                              (224,250)                (276,000)
  Treasury stock, at cost, 348,321 and 320,338 shares                      (2,416,417)              (2,213,893)
  Deferred compensation, payable in common stock                              637,937                  606,156
                                                                         ------------             ------------
          Total stockholders' equity                                       13,728,366               12,813,342
                                                                         ------------             ------------

          Total liabilities and stockholders' equity                     $138,190,264             $140,218,497
                                                                         ============             ============

                  FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months                 Nine Months
                                                        Ended June 30,              Ended June 30,
                                                --------------------------    --------------------------
                                                    2001           2000           2001           2000
                                                -----------    -----------    -----------    -----------
Interest income:
  Loans receivable                              $ 1,639,846    $ 1,367,195    $ 4,890,803    $ 3,833,160
  Mortgaged-backed and related securities           155,035        208,344        509,851        664,852
  Other securities                                  639,039        768,421      2,113,676      2,352,587
  Other                                              18,186         45,342        102,351        176,576
                                                -----------    -----------    -----------    -----------
                                                  2,452,106      2,389,302      7,616,681      7,027,175
                                                -----------    -----------    -----------    -----------
Interest expense:
  Deposits                                        1,015,565        951,833      3,063,764      2,778,139
  Borrowings                                        346,612        515,680      1,520,557      1,438,549
                                                -----------    -----------    -----------    -----------
                                                  1,362,177      1,467,513      4,584,321      4,216,688
                                                -----------    -----------    -----------    -----------

     Net interest income                          1,089,929        921,789      3,032,360      2,810,487
  Provision for loan losses                          88,450          1,565        207,702          4,400
                                                -----------    -----------    -----------    -----------
     Net interest income after provision for
       loan losses                                1,001,479        920,224      2,824,658      2,806,087
                                                -----------    -----------    -----------    -----------
Noninterest income:
  Fees and service charges                          181,945        174,208        521,295        491,780
  Loss on sales of securities                             0           (235)             0           (235)
  Gain on sales of foreclosed real estate            25,905            637         59,671         41,809
  Provision for loss on investment securities       (71,410)             0        (71,410)             0
  Other                                              21,447         20,097         59,391         64,670
                                                -----------    -----------    -----------    -----------
     Total noninterest income                       157,887        194,707        568,947        598,024
                                                -----------    -----------    -----------    -----------
Noninterest expense:
  Compensation and employee benefits                427,000        406,185      1,255,075      1,233,215
  Occupancy                                         128,715        156,264        431,543        433,917
  Federal deposit insurance premiums                  4,301          4,498         13,122         22,166
  Data processing                                    24,078         17,568         69,808         55,188
  Advertising                                        37,942         35,736         93,574        124,685
  Other                                             155,365        129,890        456,087        452,103
                                                -----------    -----------    -----------    -----------
     Total noninterest expense                      777,401        750,141      2,319,209      2,321,274
                                                -----------    -----------    -----------    -----------
     Income before income tax expense               381,965        364,790      1,074,396      1,082,837
Income tax expense                                  145,646        137,814        407,359        409,115
                                                -----------    -----------    -----------    -----------
Net income                                      $   236,319    $   226,976    $   667,037    $   673,722
                                                ===========    ===========    ===========    ===========
Earnings per common share:
     Basic                                      $      0.24    $      0.23    $      0.68    $      0.62
                                                -----------    -----------    -----------    -----------
     Diluted                                    $      0.23    $      0.22    $      0.66    $      0.61
                                                -----------    -----------    -----------    -----------
Comprehensive income                            $   235,210    $   224,354    $ 1,088,085    $   447,050
                                                -----------    -----------    -----------    -----------

                                       5

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                     Unearned
                                                                                     Accumulated     Employee
                                                                                         Other         Stock
                                   Comprehensive   Common    Paid-in      Retained   Comprehensive   Ownership
                                      Income        Stock    Capital      Earnings   Income (Loss)  Plan Shares
                                   -----------------------------------------------------------------------------
Balance, September 30, 2000                         $12,802  5,342,404    9,677,265     (335,392)   (276,000)

Comprehensive income:
  Net income                        $  667,037                              667,037
  Change in net unrealized
    gain (loss) on securities
    available for sale,
    net of tax effect                  421,048                                           421,048
                                    ----------
                                    $1,088,085
                                    ==========

Increase in deferred compensation
  payable in common stock

Settlement of deferred
  compensation payable in
  common stock

Purchase of treasury stock

Purchase and retirement of
  common stock                                         (106)   (46,622)     (48,139)

Earned employee stock ownership
  plan shares                                                   40,799                                  51,750
                                                    ------------------------------------------------------------
Balance June 30, 2001                               $12,696  5,336,581   10,296,163       85,656      (224,250)
                                                    ============================================================
                                                Deferred
                                                  Comp
                                                Payable in     Total
                                     Treasury    Common     Stockholders'
                                       Stock      stock        Equity
                                   -------------------------------------
Balance, September 30, 2000         (2,213,893)    606,156    12,813,342

Comprehensive income:
  Net income                                                     667,037
  Change in net unrealized
    gain (loss) on securities
    available for sale,
    net of tax effect                                            421,048


Increase in deferred compensation
  payable in common stock              (47,368)     47,368             0

Settlement of deferred
  compensation payable in
  common stock                          15,587     (15,587)            0

Purchase of treasury stock            (170,743)                 (170,743)

Purchase and retirement of
  common stock                                                   (94,867)

Earned employee stock ownership
  plan shares                                                     92,549
                                   -------------------------------------
Balance June 30, 2001                (2,416,417)   637,937    13,728,366
                                   =====================================

                                       6

                  FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months
                                                                                       Ended June 30,
                                                                                       --------------
                                                                                 2001                   2000
                                                                             -----------           ------------
Operating activities:
  Net earnings                                                               $   667,037           $    673,722
  Adjustments to reconcile net earnings to net
    cash provided by operations:
      Provision for loan losses                                                  207,702                  4,400
      Provision for investment loss                                               71,410                      0
      Depreciation                                                               245,123                215,775
      Amortization of premium and discount, net                                  (28,578)               (61,446)
      Increase in accrued interest receivable                                    (27,090)              (108,610)
      (Decrease) increase in accrued interest payable                            (67,010)                 8,827
      Loss on sales of investment securities                                           0                    235
      Gain on sales of foreclosed real estate                                    (59,671)               (41,809)
      Earned ESOP shares priced above original cost                               40,799                 28,058
      Decrease in Unearned ESOP Shares                                            51,750                 51,750
      Decrease in Unamortized Restricted Stock                                         0                 70,833
      Increase in Deferred Comp. Payable in Common Stock                          47,368                 27,414
      Decrease (increase) in other assets                                         77,179               (158,086)
      (Decrease) increase in accrued expenses
        and other liabilities                                                   (191,411)                11,694
                                                                             -----------           ------------
        Net cash provided by operating activities                              1,034,608                722,757
                                                                             -----------           ------------

Investing activities:
  Net increase in loans receivable                                            (7,068,107)            (9,349,359)
  Purchase of:
    Other securities - available for sale                                     (4,722,513)           (10,773,893)
    FHLB stock                                                                  (273,700)              (222,300)
    Premises and equipment                                                       (80,908)              (273,586)
  Proceeds from sales of:
    Other securities - available for sale                                              0                498,465
  Proceeds from maturities or calls of:
    Other securities - available for sale                                     11,109,684             12,863,222
    Other securities - held to maturity                                        1,000,000                      0
  Principal payments on:
    Mortgage-backed & related securities - available for sale                  2,660,753              2,829,429
    Mortgage-backed & related securities - held to maturity                       12,930                 62,055
  Cash proceeds on sale of foreclosed real estate
    and other personal property                                                  279,485                (52,709)
                                                                             -----------           ------------
      Net cash provided by (used in) investing activities                      2,917,624             (4,418,676)
                                                                             -----------           ------------

Financing activities:
  Net increase(decrease) in deposits                                           7,345,963               (158,139)
  Purchase and retirement of common stock                                        (94,867)            (1,142,925)
  Purchase of treasury stock                                                    (218,111)               (27,414)
  Decrease in advance payments by borrowers for taxes
    and insurance                                                                (40,079)               (54,800)
  Purchase of long-term FHLB advances                                          3,000,000                      0
  Repayment of long-term FHLB advances                                                 0            (18,000,000)
  Net (decrease) increase in short-term FHLB advances                        (11,603,198)            19,913,892
  (Decrease) increase in other borrowed money                                 (1,387,522)             3,846,458
                                                                             -----------           ------------
      Net cash (used in) provided by financing activities                     (2,997,814)             4,377,072
                                                                             -----------           ------------
  Increase in cash and cash equivalents                                          954,418                681,153

  Cash and cash equivalents, beginning of period                               4,532,296              4,539,372
                                                                             -----------           ------------
  Cash and cash equivalnets, end of period                                   $ 5,486,714           $  5,220,525
                                                                             ===========           ============

Supplemental cash flow disclosures:
  Cash paid for interest on deposits                                          $3,052,375             $2,760,069
  Cash paid for interest on borrowings                                        $1,598,957             $1,447,792
  Cash paid for income taxes                                                    $573,798               $436,798

Supplemental noncash flow disclosures:
  Transfer of loans to real estate                                              $210,244               $256,319
  Loans receivable on other real estate sold                                     $71,900               $175,300
  Stock issued in settlement of deferred compensation
    obligation                                                                   $15,587

                  FIRST FEDERAL BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2001

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


(2)  Basis of Preparation

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The consolidated statement of income for the nine month period ended June 30, 2001 is not necessarily indicative of the results which may be expected for the entire year.


(3)  Common Stock and Earnings Per Common Share and Common Share Equivalents

     Outstanding shares of common stock are as follows:

                                                       June 30, 2001      September 30, 2000
                                                      --------------      ------------------
          Common shares issued-end of period             1,269,628            1,280,152
          Less: Treasury stock                            (348,321)            (320,338)
          Add: Deferred compensation payable
                 in common stock                           103,488               99,538
                                                      ------------        -------------
          Outstanding shares of common stock-
             end of period                               1,024,795            1,059,352
                                                      ============        =============

         Following is information about the computation of the earnings per share data for the three months ended June 30, 2001 and 2000:

                                             Three months ended                   Three months ended
                                                June 30, 2001                       June 30, 2000
                                      --------------------------------     --------------------------------
                                                             Per share                            Per share
                                      Numerator  Denominator   Amount      Numerator  Denominator   Amount
                                      ---------- ----------- ---------     ---------- ----------- ---------
Basic earnings per share, income
  available to common stockholders     $236,319    977,044       $0.24    $226,976  1,008,194       $0.23
                                                                 =====                              =====
Effect of dilutive securities:
  MRP shares                                             0                              2,712
  Stock options                                     57,136                             22,703
                                       --------  ---------                --------  ---------
  Diluted earnings per share,
     income available to common
     stockholders                      $236,319  1,034,180       $0.23    $226,976  1,033,609       $0.22
                                       ========  =========       =====    ========  =========       ======

     Following is information about the computation of the earnings per share data for the nine months ended June 30, 2001 and 2000:

                                               Nine months ended                   Nine months ended
                                                June 30, 2001                       June 30, 2000
                                      --------------------------------     --------------------------------
                                                             Per share                            Per share
                                      Numerator  Denominator   Amount      Numerator  Denominator   Amount
                                      ---------- ----------- ---------     ---------- ----------- ---------
Basic earnings per share, income
  available to common stockholders     $667,037    983,001       $0.68    $673,722  1,093,148       $0.62
                                                                 =====                              =====
Effect of dilutive securities:
  MRP shares                                             0                              2,146
  Stock options                                     34,629                             17,918
                                       --------  ---------                --------  ---------
  Diluted earnings per share,
     income available to common
     stockholders                      $667,037  1,017,630       $0.66    $673,722  1,113,212       $0.61
                                       ========  =========       =====    ========  =========       =====


(4)  Regulatory Capital Requirements

     At June 30, 2001, the Bank met each of the current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at June 30, 2001:

                                                            Minimum for Capital      Minimum to be
                                          Actual             Adequacy Purposes      Well Capitalized
                                      ---------------       -------------------     ----------------
                                      Ratio    Amount        Ratio       Amount     Ratio     Amount
                                      --------------------------------------------------------------
Stockholders' equity,
  and ratio to total assets              9.03%  $12,371

Tangible capital,
  and ratio to adjusted total assets     8.98%  $12,285       2.00%      $2,737

Tier 1 (core) capital,
  and ratio to adjusted total assets     8.98%  $12,285       4.00%      $5,475      5.00%    $6,843

Tier 1 capital,
  and ratio to risk-weighted assets     15.85%  $12,285       4.00%      $3,101      6.00%    $4,652

Total risk-based capital,
  and ratio to risk-weighted assets     16.59%  $12,861       8.00%      $6,202     10.00%    $7,753

Total assets (Bank)                  $137,011

Adjusted total assets (Bank)         $136,866

Risk-weighted assets (Bank)          $ 77,528

(5)  Stockholders' Equity

     During the nine months ended June 30, 2001, the Company repurchased 24,033 shares of the Company's outstanding common stock. Repurchased shares are held as treasury shares and will be used for the issuance of shares in conjunction with the Stock Option Plan.

     During the nine months ended June 30, 2001, the Company approved a stock repurchase program to acquire up to 64,007 shares, or 5%, of the Company's common stock.

     During the nine months ended June 30, 2001, the Company repurchased 10,524 shares under the Company's repurchase program which was approved on January 24, 2001. The repurchased shares were retired by the Company.

     The Company has individual deferred compensation agreements with certain officers and directors. Under the agreements the employee/director may elect to have the deferred amounts invested in the Company's common stock. Under the stock investment option, funds are invested in common stock of the Company. Investment elections are irrevocable. In accordance with the provision of the FASB Emerging Issues Task Force issue No. 97-14, the cost of the common stock held in the grantor trust is classified as treasury stock and the deferred compensation obligation payable in common stock is classified as a component of stockholders' equity.


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

Financial Condition:

     Total assets decreased by $2.03 million, or 1.45%, from $140.22 million at September 30, 2000, to $138.19 million at June 30, 2001. The decrease was primarily due to a decrease in the securities portfolio of the Bank, including mortgage-backed and related securities, partially offset by an increase in loans receivable, and cash and cash equivalents. The Company's securities portfolio decreased $9.39 million, or 15.93%, from $58.94 million at September 30, 2000, to $49.55 million at June 30, 2001. Securities available-for-sale decreased $8.38 million, or 33.24%, from $25.21 million at September 30, 2000, to $16.83 million at June 30, 2001. Securities held-to-maturity decreased $1.01 million, or 3.00%, from $33.73 million at September 30, 2000, to $32.72 million at March 31, 2001. The decrease in the Company's security portfolio was primarily due to agency and corporate bonds being called during a period of relatively low interest rates. The funds generated from the reduction of the securities portfolio was used to partially fund the increase in the loan portfolio. Cash and cash equivalents totaled $5.47 million at June 30, 2001, an increase of $954,000, or 21.06%, from September 30, 2000. Due to an increase in loan demand, loans receivable, net, increased $6.72 million, or 9.50%, from $70.75 million at September 30, 2000 to $77.47 million at June 30, 2001. Automobile loans increased $5.43 million, or 32.48%, from $16.74 million at September 30, 2000 to $22.17 million at June 30, 2001. Other assets decreased by $315,000, or 5.26% from $5.99 million at September 30, 2000 to $5.67 million at June 30, 2001.

     Asset quality has remained relatively unchanged since September 30, 2000.

     Deposits increased by $7.35 million, or 8.26%, from $88.90 million at September 30, 2000, to $96.25 million at June 30, 2001. The increase in deposits was primarily in certificates of deposits with a term of twelve months. The Company has acquired $3.50 million in brokered deposits during this period.

     Borrowings decreased $9.99 million, or 27.06%, from $36.92 million at September 30, 2000, to $26.93 million at June 30, 2001. Federal Home Loan Bank advances decreased $8.60 million, or 27.43%, from $31.36 million at September 30, 2000, to $22.76 million at June 30, 2001. Federal Home Loan Bank advances were paid down as agency and corporate bonds were called due to the relatively low interest rates. Borrowings in the form of repurchase agreements decreased $1.39 million, or 24.95% from $5.56 million at September 30, 2000 to $4.17 million at June 30, 2001. Repurchase agreements are primarily issued to local government units.

     Stockholders' equity increased during the nine months ended June 30, 2001 by $915,000, or 7.14%, from $12.81 million at September 30, 2000, to $13.73 million at June 30, 2001. The increase was primarily a result of net income of $667,000, a $421,000 increase in the net unrealized gain on securities available-for-sale, net of tax effect, and an increase of $93,000 in the earned employee stock ownership plan shares. This increase was partially offset by $171,000 due to the purchase of treasury shares, and $95,000 due to the purchase and retirement of shares.


Net Income:

     Net income for the three months ended June 30, 2001, increased $9,000, or 4.12%, from the three months ended June 30, 2000, from $227,000 to $236,000, respectively. This increase was primarily the result of an increase in net interest income. The increase was partially offset by an increase in the provision for loan loss, and an increase in noninterest expenses, along with a decrease in noninterest income.

     Net income for the nine months ended June 30, 2001, decreased $7,000, or 0.99%, from $674,000 to $667,000, respectively. This decrease was primarily the result of an increase in the provision for loan loss, and a decrease in noninterest income, which was partially offset by an increase in the net interest income, and a decrease in noninterest expense.


Net Interest Income:

     Net interest income increased by $168,000, or 18.24%, for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. During this period, the Company increased its average interest earning assets by $3.14 million, or 2.42%, while the net interest margin increased from 2.86% for the three months ended June 30, 2000, to 3.30% for the three months ended June 30, 2001. The primary reason for this increase in net interest income during the periods was a 27 basis point decrease in the average cost of interest bearing liabilities, while the average yield on interest earning assets remained unchanged. The Company's average interest bearing liabilities decreased $2.40 million between periods.

     Net interest income increased by $222,000, or 7.89%, during the nine months ended June 30, 2001, compared to the nine months ended June 30, 2000. The Company increased its average interest earning assets by $5.30 million, or 4.11%, while the net interest margin increased from 2.90% for the nine months ended June 30, 2000, to 3.02% for the nine months ended June 30, 2001. The primary reason for this increase in net interest income during the periods was a 33 basis point increase in the average yield on interest earning assets, which was partially offset by a 40 basis point increase in the average cost of interest bearing liabilities. The Company's average interest bearing liabilities increased $508,000, or 0.42%, between periods.

Interest Income:

     Interest income increased by $63,000, or 2.63%, from $2.39 million for the three months ended June 30, 2000, to $2.45 million for the three months ended June 30, 2001. The increase in interest income is primarily a result of a $3.14 million increase in average interest earning assets, while the average yield on interest earning assets remained unchanged. This increase was largely due to an increase in automobile lending.

     Interest income increased by $590,000, or 8.39%, from $7.03 million for the nine months ended June 30, 2000, to $7.62 million for the nine months ended June 30, 2001. The increase in interest income is primarily a result of a $5.30 million increase in average interest earning assets, along with an increase in the average yield on interest earning assets from 7.26% for the nine months ended June 30, 2000, to 7.59% for the nine months ended June 30, 2001. The primary reason for the increase in the average yield on interest earning assets was a 25 basis point increase in the average yield on loans. This increase was largely due to an increase in automobile lending.


Interest Expense:

     Interest expense decreased by $105,000, or 7.18%, from $1.47 million for the three months ended June 30, 2000, to $1.36 million for the three months ended June 30, 2001. The decrease in interest expense is primarily a result of a $2.40 million decrease in average interest bearing liabilities, along with a decrease in the average cost of interest bearing liabilities from 4.86% for the three months ended June 30, 2000, to 4.59% for the three months ended June 30, 2001. Average interest bearing deposits increased $2.88 million, or 3.26%, from $88.41 million for the three months ended June 30, 2000, to $91.29 million for the three months ended June 30, 2001, while the average cost of interest bearing deposits increased 13 basis points. Average other borrowings decreased $5.28 million, or 15.93%, from $33.15 million for the three months ended June 30, 2000, to $27.87 million for the three months ended June 30, 2001. The decrease in short-term interest rates on other borrowings between periods resulted in a 127 basis point decrease in the average cost of other borrowings.

     Interest expense increased by $368,000, or 8.72%, from $4.22 million for the nine months ended June 30, 2000, to $4.58 million for the nine months ended June 30, 2001. The increase in interest expense is primarily a result of a $508,000 increase in average interest bearing liabilities, along with an increase in the average cost of interest bearing liabilities from 4.65% for the nine months ended June 30, 2000, to 5.05% for the nine months ended June 30, 2001. Average interest bearing deposits decreased $399,000, or 0.45%, from $87.77 million for the nine months ended June 30, 2000, to $87.37 million for the nine months ended June 30, 2001, while the average cost of interest bearing deposits increased 46 basis points. Average other borrowings increased $907,000, or 2.74%, from $33.11 million for the nine months ended June 30, 2000, to $34.01 million for the nine months ended June 30, 2001. The increase in short-term interest rates on other borrowings between periods resulted in a 18 basis point increase in the average cost of other borrowings.


Provision for Loan Losses:

     The Bank's provision for loan losses was $89,000 for the three months ended June 30, 2001, compared to $2,000 for the three months ended June 30, 2000. The $87,000 increase is primarily due to the increased volume of consumer loans, primarily automobile loans, which have a higher degree of credit risk.

     The Bank's provision for loan losses was $208,000 for the nine months ended June 30, 2001, compared to $4,000 for the nine months ended June 30, 2000. This $204,000 increase was primarily due to an increased volume of consumer loans, primarily automobile loans, which have a higher degree of credit risk.

     At June 30, 2001, nonperforming assets totaled $606,000 as compared to $611,000 at September 30, 2000. The allowance represented 0.82% of total loans at June 30, 2001 and 0.73% at September 30, 2000. As a percentage of nonperforming assets, the allowance represented 105.12% at June 30, 2001 and 84.94% at September 30, 2000. Nonperforming assets consist of foreclosed/repossessed assets and nonperforming loans. Nonperforming loans consist of nonaccruing loans and accruing loans 90 days or more past due.

     The allowance for loan losses is maintained at an amount considered adequate to provide for probable losses. The allowance for loan losses is based on periodic analysis of the loan portfolio by management. In this analysis, management considers factors including but not limited to, specific occurrences, general economic conditions, loan portfolio composition, and historical experience. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Management believes that the allowance for loan losses is adequate. While management used available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgment about information available to them at the time of their examination.


Non-Interest Income:

     Total non-interest income decreased by $37,000, or 18.91%, from $195,000 for the three months ended June 30, 2000, to $158,000 for the three months ended June 30, 2001. This decrease was primarily due to a $71,000 increase in provision for loss on investment securities. This increase in provision was partially offset by an $8,000 increase in fees and service charges and a $25,000 increase on the gain on sales of foreclosed real estate.

     Total non-interest income decreased by $29,000, or 4.86%, from $598,000 for the nine months ended June 30, 2000, to $569,000 for the nine months ended June 30, 2001. This decrease was primarily due to a $71,000 increase in provision for loss on investment securities. This increase in provision was partially offset by a $30,000 increase in fees and service charges, primarily deposit and loan related fees, and an $18,000 increase in the gain on sales of foreclosed real estate.

     The provision for loss on investment securities is the result of a default by Southern California Edison in June 2001. Management believes the decline in value is not temporary. Accordingly, the Company recognized the impairment in value with a charge to current earnings in the amount of $71,410. The Bank's investment in this security, net of the provision, at June 30, 2001, was $121,590.


Non-Interest Expense:

     Total non-interest expense increased by $27,000, or 3.60%, from $750,000 for the three months ended June 30, 2000, to $777,000 for the three months ended June 30, 2001. This increase was primarily for the following reasons: (i) a $21,000 increase in compensation and employee benefits; (ii) a $7,000 increase in data processing expense, and (iii) a $25,000 increase in other non-interest expenses; primarily due to a $23,000 increase in expense related to insuring the Bank's interest in its increased automobile lending activity. These increases were partially offset by a $28,000 decrease in occupancy expense.

     Total non-interest expense decreased by $2,000, or 0.09%, from $2.32 million for the nine months ended June 30, 2000, to $2.32 million for the nine months ended June 30, 2001. This decrease was primarily for the following reasons: (i) a $31,000 decrease in advertising expense; and, (ii) a $9,000 decrease in federal deposit insurance premiums. These decreases were partially offset by a $14,000 increase in data processing expense, and a $22,000 increase in compensation and employee benefits.

Income Tax Expense:

     Income tax expense increased by $8,000, or 5.68%, from $138,000 for the three months ended June 30, 2000, to $146,000 for the three months ended June 30, 2001. The increase in income tax expense was due to an increase in income before income tax expense between periods.

     Income tax expense decreased by $2,000, or 0.43%, from $409,000 for the nine months ended June 30, 2000, to $407,000 for the nine months ended June 30, 2001. The decrease in income tax expense was due to a decrease in income before income tax expense between periods.


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

     In the  banking  industry,  a  traditional  measurement  of  interest  rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various time intervals. The following table sets forth the Bank's interest rate repricing gaps for selected maturity periods at June 30, 2001 (in thousands):

                                                         Rate Sensitive Period
                                          -----------------------------------------------
                                          1-180      181-365      1-2     Over 2
                                           Days        Days      Years     Years    Total
                                          -----------------------------------------------
Earning assets:
  Loans
    Fixed-rate                             4,259     4,116        7,681    23,322   39,378
    Variable-rate                         21,116     5,556        3,741     7,685   38,098
  Securities
    Fixed-rate (1)                           122       815        1,288     8,795   11,020
    Variable-rate (2)                     41,131        83            0         0   41,214
                                          ------------------------------------------------
    Total earnings assets                 66,628    10,570       12,710    39,802  129,710
                                          ------------------------------------------------
Interest-bearing liabilities:
  Time deposits                           23,697    20,243        9,562     9,256   62,758
  NOW and money market deposits (3)        3,386     3,379          ---    18,977   25,742
  Savings deposits (3)                       547       547          ---     6,663    7,757
  Borrowings                              23,735     3,200          ---       ---   26,935
                                          ------------------------------------------------
     Total interest-bearing liabilities   51,365    27,369        9,562    34,896  123,192
                                          ------------------------------------------------
     Incremental asset (liability) gap    15,263   (16,799)       3,148     4,906    6,518
                                          ------------------------------------------------
     Cumulative asset (liability) gap     15,263    (1,536)       1,612     6,518
                                          ------------------------------------------------

(1) Maturity of mortgage-backed and asset-backed securities are presented based on the current estimated cash flows.
(2) Maturity of callable securities are presented on the call dates based on management's estimates and historical experience in the current interest rate environment.
(3) Historically the Bank's NOW accounts and savings deposits have been relatively insensitive to interest rate changes. However, the Bank considers a portion of savings deposits to be rate sensitive based on historical growth trends and management's expectations.

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

     There has not been any adverse change in the bank's interest rate sensitivity since September 30, 2000.


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

     The primary investing activities of the Company are the origination and purchase of mortgage loans, the origination of consumer loans and the purchase of securities. During the nine months ended June 30, 2001, the Bank's loan originations and purchases totaled $28.88 million. The Company purchased investment securities and mortgage-backed and related securities during the nine months ended June 30, 2001, of $4.72 million.

     The primary financing activity of the Bank is the attraction of deposits and secured borrowings. During the nine months ended June 30, 2001, deposits at the Bank increased $7.35 million, or 8.26%, from $88.90 million at September 30, 2000 to $96.25 million at June 30, 2001. Included in this increase is $3.50 million in brokered deposits.

     The Bank has utilized retail repurchase agreements as a source of funding. At June 30, 2001, repurchase agreements totaled $4.17 million compared to $5.56 million at September 30, 2000.

     At June 30, 2001, the FHLB advances are secured by the FHLB stock and a blanket pledge of residential loans, and governmental agency securities. Under the agreement, the Bank must maintain eligible collateral in amounts exceeding 125 percent of the outstanding advances. At June 30, 2001, the Bank had $22.76 million in advances outstanding with the FHLB compared to $31.36 million at September 30, 2000.

     The Company's most liquid assets are cash and cash equivalents, which consist of short-term highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and interest-bearing deposits. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 2001, cash and cash equivalents totaled $5.49 million compared to $4.53 million at September 30, 2000.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 2001, the Bank had commitments to originate or purchase loans of $179,000. Certificates of deposits which are scheduled to mature in one year or less at June 30, 2001, totaled $43.94 million. Management believes that a significant portion of such deposits will remain with the Bank.


Stock Repurchases:

     During the nine months ended June 30, 2001, the Company repurchased 24,033 shares which are held as treasury stock and repurchased an additional 10,524 shares which were retired. The Board of Directors has previously authorized the repurchase of an additional 64,007 shares. Periodic share repurchase programs have been authorized by the Board of Directors as a means of enhancing shareholder value by improving earnings per share and return on equity. In addition, at the current trading price for the Common Stock relative to its book value, the Common Stock represents an attractive investment for the Company.

     Assuming all shares of Common Stock repurchased during the three and nine months ended June 30, 2001 had remained outstanding, basic and diluted earnings per share would have been $0.24 and $0.23 for the three months ended June 30, 2001 and $0.68 and $0.66 for the nine months ended June 30, 2001. These pro forma numbers reflected an earnings credit equal to the average yield on securities times the repurchased amount, less applicable income taxes.

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

                                 FIRST FEDERAL BANCORPORATION
                                 Registrant


Date: August 13, 2001            /s/ William R. Belford
                                 -----------------------------------------------
                                 William R. Belford, President and Chief
                                 Executive Officer (Duly Authorized Officer)


Date: August 13, 2001            /s/ Dennis M. Vorgert
                                 -----------------------------------------------
                                 Dennis M. Vorgert, Vice President
                                 (Principal Financial Officer)