Form 10KSB
period 2001-09-30
FIRST FEDERAL BANCORPORATION /MN/
filed 2001-12-21
CIK 933461

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________
                                   FORM 10-KSB
(Mark One)

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended September 30, 2001

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ________ to ________

                           Commission File No. 0-25704
                                               -------

                          FIRST FEDERAL BANCORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        MINNESOTA                                                41-1796238
-------------------------------                              -------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

   214 5TH STREET, BEMIDJI, MINNESOTA                              56601
----------------------------------------                       --------------
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

Check whether the issuer: (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for past 90 days. Yes X    No
                                                 ---      ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

State issuer's revenues for its most recent fiscal year: $10.67 million.

As of December 3, 2001, the aggregate market value of the 530,015 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $5,512,156 based on the closing sale price of $10.40 per share of the registrant's Common Stock on December 3, 2001 as listed on the Nasdaq SmallCap Market. For purposes of this calculation, it is assumed that the 730,313 shares held by directors, officers, the Employee Stock Ownership Plan (unallocated shares only), the Stock Option Plan and Management Recognition Plan Trusts, and beneficial owners of more than 10% of the registrant's outstanding voting stock, are shares held by affiliates.

Number of shares of Common Stock outstanding as of December 3, 2001: 1,260,328

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2001. (Parts II and IV)

     2. Portions of Proxy Statement for 2002 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     First Federal Bancorporation. First Federal Bancorporation (the "Company") was incorporated under the laws of the State of Minnesota in September 1994 at the direction of the Board of Directors of First Federal Banking and Savings, FSB ("First Federal" or the "Bank") for the purpose of serving as a savings and loan holding company of the Bank upon the acquisition of all of the capital stock issued by the Bank upon its conversion from the mutual to the stock form of ownership (the "Conversion"). The Conversion was completed on April 3, 1995. The Company's principal business is the business of the Bank. The Company has no significant assets other than the outstanding capital stock of the Bank, $500,000 of cash and cash equivalents, $499,000 in securities available for sale, $250,000 in loans receivable and $102,000 in other assets. At September 30, 2001, the Company had total consolidated assets of $127.03 million, deposits of $98.82 million and stockholders' equity of $14.03 million. Because substantially all of the Company's operations consist of the operations of the Bank, this Annual Report on Form 10-KSB largely is a discussion of the Bank's operations.

     The Company's executive offices are located at 214 5th Street, Bemidji, Minnesota 56601, and its main telephone number is (218) 751-5120.

     First Federal Bank. First Federal was originally chartered in 1910 as Beltrami County Savings and Building Association, a state-chartered savings institution, and commenced operations in that same year. First Federal has been a member of the Federal Home Loan Bank ("FHLB") of Des Moines since 1933, and its deposits have been federally insured since 1938. In August 1997, the Bank changed its name from "First Federal Banking and Savings, FSB" to its current name; "First Federal Bank." First Federal currently operates as a federally chartered savings bank through its main office located in Bemidji, Minnesota and four branch offices, which are located in Bemidji, Bagley, Baudette and Walker, Minnesota. The Bank has entered into an agreement with Wal-Mart Stores, Inc., with regulatory approval, for an in-store banking facility. A full service in-store banking facility will be located in the new Wal-Mart Supercenter in Bemidji. The Bank is tentatively scheduled to begin operations in February 2002 when the Wal-Mart Supercenter opens for business. The Bank's market area is located approximately 200 miles north of Minneapolis, Minnesota. At September 30, 2001, First Federal had total assets of $125.77 million, deposits of $98.84 million, mortgage-backed and related securities and investment securities totaling $28.83 million and stockholders' equity of $12.69 million.

     First Federal is primarily engaged in the business of attracting deposits from the general public and originating loans secured by first mortgages on owner occupied one- to four-family residences in First Federal's market area. First Federal also originates consumer loans, including automobile and home improvement loans, as well as other consumer loans, loans on commercial real estate and multi-family real estate, and commercial business loans. Due to limited loan demand in its market area, First Federal has invested excess funds in mortgage-backed and related securities and in other investment securities, and during fiscal 2001 continued to be active in originating and purchasing participation interests in commercial real estate loans. First Federal has also, in recent years, increased its consumer lending activities in its local markets.

     The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), and the Bank's savings deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of, and owns capital stock in the FHLB of Des Moines, which is one of 12 regional banks in the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained and certain other matters.

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

     In the Bank's most critical market, Beltrami County, median household income of $29,851 was 71.8% of the median for the state of Minnesota and 80.7% of the United States at large. National, state and local medians show modest household income growth, the result of projected low inflation and continued modest economic growth.

     The Bank's limited lending opportunities are primarily a function of Bemidji's economy, which exhibits moderate growth. For the period from 1990 to 1999, the population of the Bank's market area increased 14.04%, as compared to an increase of 9.14% for the State of Minnesota, and an increase of 9.61% for the United States as a whole. Lacking growth in local residential loan originations, First Federal has been forced to turn toward out-of-area real estate lending, multi-family and commercial real estate lending, and to investment in mortgage-backed and other securities. Such "out-of-area" real estate lending constituted 13.88% of the Bank's gross loan portfolio at September 30, 2001 while loans on multi-family and commercial real estate constituted 20.21% of the Bank's gross loan portfolio at that date.

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

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of First Federal's loan portfolio by type of loan at the dates indicated. At September 30, 2001, First Federal had no concentrations of loans exceeding 10% of total loans other than as disclosed below.

                                                           At September 30,
                                               -----------------------------------------
                                                         2001                2000
                                               ------------------      -----------------
                                               Amount        %         Amount        %
                                               ------      -----       ------      -----
                                                        (Dollars in thousands)
Type of Loan:
------------
Real estate loans --
  Construction loans......................... $  3,981      4.96%     $    620     0.87%
  One- to four-family residential............   25,980     32.35        29,660    41.37
  Multi-family residential...................    5,924      7.38         5,311     7.41
  Commercial.................................   10,310     12.84         8,877    12.38
Consumer loans --
  Automobiles................................   22,895     28.51        16,737    23.34
  Mobile home loans..........................      270      0.34           382     0.53
  Savings account loans......................      486      0.60           428     0.60
  Home improvement loans.....................    2,438      3.03         2,432     3.39
  Home equity lines of credit................      334      0.41           297     0.41
  Other consumer loans.......................    7,291      9.08         6,343     8.85
Commercial business loans....................      400      0.50           610     0.85
                                              --------     -----      --------    -----
                                              $ 80,309    100.00%     $ 71,697   100.00%
                                              ========    ======      ========   ======

Less:
  Loans in process...........................    2,428                     489
  Deferred fees and discounts (premiums).....      (47)                    (65)
  Allowance for loan losses..................      671                     519
                                              --------                --------
    Total.................................... $ 77,257                $ 70,754
                                              ========                ========

     Loan Maturity. The following table sets forth certain information at September 30, 2001, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

                                     Due in the              Due after                  Due
                                     year ending         1 through 5 years         after 5 years
                                       9/30/02             after 9/30/01           after 9/30/01          Total
                                       -------             -------------           -------------          -----
                                                          (In thousands)
Real estate loans.................   $    4,850           $    13,625               $  27,728          $   46,203
Commercial........................          135                   174                      90                 399
Consumer..........................        1,847                25,930                   5,930              33,707
                                     ----------           -----------               ---------          ----------
     Total........................   $    6,832           $    39,729               $  33,748          $   80,309
                                     ==========           ===========               =========          ==========

     Loan Repricing. The following table sets forth at September 30, 2001, the dollar amount of all loans due one year after September 30, 2001 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                       Predetermined             Floating or
                                                                             Rate            Adjustable Rates
                                                                       ----------------      ----------------
                                                                                  (In thousands)
                  Real estate mortgage...............................  $    14,817           $   26,536
                  Commercial.........................................           83                  181
                  Consumer...........................................       22,442                9,418
                                                                       -----------           ----------
                                                                       $    37,342           $   36,135
                                                                       ===========           ==========

     Loan Originations, Purchases and Sales. The following table sets forth certain information with respect to First Federal's loan originations during the periods indicated.

                                                                  Year Ended September 30,
                                                              -------------------------------
                                                                2001                   2000
                                                              --------               --------
                                                                        (In thousands)
Loans originated:
  Real estate loans:
    Construction loans......................................  $    1,247            $   1,552
    One- to four-family residential.........................       3,423                3,659
    Multi-family residential................................          --                   --
    Commercial..............................................       1,107                  147
  Consumer loans............................................      23,802               20,638
  Commercial business.......................................         248                  348
                                                              ----------            ---------
                                                              $   29,827            $  26,344
                                                              ==========            =========
Loans purchased:
  Real estate loans:
    One-to-four-family residential..........................  $      953            $   2,902
    Multi-family residential................................       4,095                2,220
    Commercial..............................................       2,530                1,043
  Commercial business.......................................           8                   79
                                                              ----------            ---------
     Total loans purchased..................................  $    7,586            $   6,244
                                                              ==========            =========

Loans sold:
  Whole loans...............................................  $    1,185            $     164
  Participation loans.......................................          --                   --
                                                              ----------            ---------
     Total loans sold.......................................  $    1,185            $     164
                                                              ==========            =========

     First Federal's primary lending activity has been the origination of residential and commercial mortgages as well as consumer loans (including automobile and home equity loans) for its loan portfolio. The Bank has aggressively pursued mortgages in its market area in recent years but has been constrained in building its portfolio by a combination of lack of economic growth in the Bemidji area and prepayments, which generally equaled or exceeded loan originations. First Federal sells substantially all long-term, fixed-rate mortgage loans it originates in the secondary market. For the five years ended September 30, 2001, 32 fixed-rate mortgage loans, secured by single-family homes totaling $2.63 million were sold in the secondary market, with servicing rights released.

     Due to limited demand for one- to four-family residential real estate loans in its market area, First Federal has also purchased participation interests in multi-family and commercial mortgage loans in recent years. Specifically, during the last five years, First Federal purchased participation interests in 62 commercial real estate and multi-family residential real estate loans originated by other lenders totaling $20.04 million, 12 of these loans totaling $2.69 million were participation interests in commercial real estate loans on properties outside the Bank's primary market area, with a total loan balance at September 30, 2001 of $2.34 million. Of the 33 participation interests in commercial real estate loans, six loans totaling $2.53 were purchased during the year ended September 30, 2001. See "Commercial and Multi-Family Real Estate Lending." First Federal has not sold any whole or participation interests in commercial real estate or multi-family loans within the past five years.

     One- to Four-Family Residential Lending. The Bank historically has been and continues to be an originator of owner occupied, one- to four-family residential properties located in its market area. At September 30, 2001, approximately $25.98 million or 32.35% of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties.

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

     At September 30, 2001, the Bank's loan portfolio included $11.28 million in adjustable-rate one- to four-family residential mortgage loans, or 14.01% of the Bank's loan portfolio.

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

     Commercial and Multi-Family Real Estate Lending. The Bank is active in the origination and purchase of commercial and multi-family real estate loans, in part due to limited residential lending opportunities in the Bank's market area. The Bank's primary emphasis in its commercial and multi-family real estate lending has been loans on motel properties which totaled $3.45 million, or 4.29%, of gross loans at September 30, 2001, and loans on apartment houses, which constituted $5.92 million, or 7.38%, of gross loans at September 30, 2001. Commercial real estate loans (including motel loans) totaled $10.31 million, or 12.84%, of gross loans at September 30, 2001, an increase of 16.14% from the balance of $8.88 million at September 30, 2000. Mortgages secured by multi-family real estate (including apartment houses) had a balance of $5.92 million at September 30, 2001, compared to $5.31 million at the same date in 2000.

     As discussed above, in recent years, the Bank has become more active in the origination and purchase of multi-family and commercial real estate lending. During the year ended September 30, 2001, the Bank originated $1.11 million in commercial real estate loans, and purchased participation interests in six loans secured by commercial real estate projects or properties, in amounts ranging from $250,000 to $750,000 and totaling $2.53 million. These loans are secured by a retail center, auto mall, nursing home, motel, office complex and a fitness center. These projects are located in Minnesota, South Dakota, Wisconsin and Texas. The lead lenders on each of these loans are institutions with whom the Bank is familiar, and has done business in the past. While the Bank believes that in purchasing these participation interests, it has taken the appropriate steps consistent with lending policies and procedures it uses in originating loans, there are significant additional risks attendant to loan purchases, and to this type of lending.

     At September 30, 2001, the Bank's portfolio includes both originated mortgages and purchased loan participations on commercial and multi-family properties generally located in the State of Minnesota. On both participations and on loan originations, the Bank lends based on a project's cash flow and ability to meet debt service requirements. Each property is appraised by a Board of Directors-approved appraiser. Credit verification on the borrower is obtained and personal guarantees are generally required of all borrowers. Annual financial statements or tax returns are required on the securing property.

     As of September 30, 2001, the Bank's largest loan was for $900,000 secured by a motel located in Bemidji, Minnesota.

     Included in the Bank's $10.31 million in commercial real estate loans at September 30, 2001 were 14 loans on motel properties, with balances outstanding totaling $3.45 million at September 30, 2001. The higher loan amounts and dependence on income and cash flow of the property to cover operating expenses and debt service means these loans involve significantly more credit risk than loans on one- to four-family properties. While the Bank has not in recent years experienced losses from its loans secured by motel properties or other commercial real estate, such losses are possible, and if incurred, could have a significant effect on the Bank's net income and capital position. All of the Bank's loans secured by multi-family and commercial real estate are performing within their terms, except one in the amount of $247,000.

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

     Consumer Lending. First Federal offers consumer loans as part of a broad commitment to be a full-service consumer-oriented banking institution. Such lending activities have increased in recent years as the Bank has used its excess funds to increase its consumer loan origination activities. The consumer loans originated by the Bank include automobile loans, savings account loans and mobile home loans, as well as home equity loans and home improvement loans, and unsecured consumer loans. At September 30, 2001, the Bank's consumer loan balance totaled $33.71 million, or 41.98%, of its total loan portfolio. Of the consumer loan balance at September 30, 2001, $22.90 million were automobile loans, $334,000 were home equity lines of credit, $2.44 million were home improvement loans, $270,000 were mobile home loans and $486,000 were savings account loans. The Bank has more aggressively pursued consumer loans outside its customer base but within the markets it serves.

     In addition, included in the Bank's consumer loan portfolio at September 30, 2001 were $7.29 million in other consumer loans, which included: $5.92 million in home equity loans; $611,000 in loans secured by recreational vehicles such as RVs, boats, motorcycles or snowmobiles; $150,000 in other secured loans; $176,000 in unsecured overdraft protection; and $431,000 in unsecured loans.

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

     Commercial Business Lending. The Bank maintains in portfolio a small amount of commercial business loans as an additional service to its already existing banking relationships. At September 30, 2001, these loans amounted to $400,000, or .50%, of gross loans. These loans are for a variety of commercial purposes and are secured by inventories, receivables and other business assets from companies in the Bemidji area, including retail establishments and restaurants. The Bank underwrites commercial business loans based on the financial condition of the business and the creditworthiness of the borrower. The Bank seeks personal guarantees whenever possible and, as appropriate, will cross-collateralize business loans with other assets tied to the business.

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

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided (1) the purchase price of each single-family dwelling in the development does not exceed $500,000, (2) the savings institution is and continues to be in compliance with its capital requirements as prescribed by OTS regulations, (3) the loans comply with applicable loan-to-value requirements,
(4) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus, and (5) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. Under these limits, the Bank's loans to one borrower were limited to $3.17 million at September 30, 2001. At that date, the Bank had no lending relationships in excess of the OTS's loans-to-one-borrower limit. The Bank's five largest loans ranged from $583,000 to $900,000 at September 30, 2001. All of these loans were current as of September 30, 2001.

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

     Asset Classification, Allowances for Losses and Non-Performing Assets. Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. First Federal regularly reviews its assets to determine whether any assets require classification or reclassification. The Board of Directors reviews and approves all classifications. At September 30, 2001, First Federal had no assets classified as loss, $885,000 of assets classified as doubtful and $2,000 of assets classified as substandard. At September 30, 2001, there were no assets designated as special mention.

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

     The above reserve rates establish a minimum general valuation allowance. As of September 30, 2001, the Bank maintained a general valuation allowance that the reserve rates dictated. Reserves determined by using the reserve rating system were $609,183. The general valuation allowance on September 30, 2001, was in the amount of $609,183. The increase in the provision for losses on loans relates primarily to an increase in reservable assets. At September 30, 2001 the Bank had a $61,991 specific reserve established on a commercial real estate loan.

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

     The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated.

                                                                   Year Ended September 30,
                                                              -------------------------------
                                                                2001                  2000
                                                              --------              --------
                                                                    (Dollars in thousands)
Balance at beginning of period..............................  $        519          $     555
                                                              ------------          ---------

Loans charged-off:
  Real estate -- mortgages:
    Residential.............................................            (1)               (43)
    Commercial..............................................            --                 --
  Real estate -- construction...............................            --                 --
  Commercial business.......................................            --                 --
  Consumer..................................................          (162)               (63)
                                                              ------------          ---------
Total charge-offs...........................................          (163)              (106)
                                                              ------------          ---------

Recoveries:
  Real estate -- mortgages:
    Residential.............................................            --                 11
    Commercial..............................................            --                 --

  Real estate -- construction...............................            --                 --

  Commercial business.......................................            --                 --

  Consumer..................................................            47                 14
                                                              ------------          ---------
Total recoveries............................................            47                 25
                                                              ------------          ---------
Net loans charged-off.......................................          (116)               (81)
                                                              ------------          ---------
Provision for loan losses...................................           268                 45
                                                              ------------          ---------
Balance at end of period....................................  $        671          $     519
                                                              ============          =========

Ratio of net charge-offs to average
  loans outstanding during the period.......................          0.15%              0.13%
                                                              ============          =========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                          September 30,
                                          ------------------------------------------------
                                                 2001                       2000
                                          ----------------------    ----------------------
                                                      Percent of                Percent of
                                                       Loans in                  Loans in
                                                    Category to                Category to
                                          Amount    Total Loans     Amount     Total Loans
                                          ------    -----------     ------     -----------
                                                        (Dollars in thousands)
Real estate - mortgage:
  Residential...........................  $     89      39.72%      $   133       48.78%
  Commercial............................       144      12.84            78       12.38
Real estate - construction..............        26       4.96             3        0.87
Commercial business.....................         3       0.50             6        0.85
Consumer................................       409      41.98           299       37.12
                                          --------     ------       -------      ------
    Total allowance for loan losses.....  $    671     100.00%      $   519      100.00%
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

     The following table sets forth information with respect to First Federal's non-performing assets at the dates indicated.

                                                                                  September 30,
                                                                       -------------------------------
                                                                         2001                   2000
                                                                       --------               --------
                                                                             (Dollars in thousands)
Loans accounted for on a non-accrual basis: (1)
  Real estate:
     Residential.....................................................  $      --              $    17
     Commercial......................................................        247                  290
  Commercial business................................................         --                   --
  Consumer...........................................................         --                   --
                                                                       ---------              -------
       Total.........................................................  $     247              $   307
                                                                       =========              =======

Accruing loans which are contractually past due 90 days or more:
  Real Estate:
     Residential.....................................................  $      --              $    --
     Commercial......................................................         --                   --
  Commercial business................................................         45                   23
  Consumer...........................................................        136                   73
                                                                       ---------              -------
       Total.........................................................  $     181              $    96
                                                                       =========              =======
       Total of non-accrual and 90 days past due loans...............  $     428              $   403
                                                                       =========              =======

Percentage of total loans............................................      0.53%                 0.56%
                                                                       ========               =======
Other non-performing assets (2)......................................  $     170              $   208
                                                                       =========              =======

_____________
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan. Generally, loans contractually past due 90 days or more are placed on non-accrual except for loans insured for credit loss.
(2) Other non-performing assets represents property acquired by First Federal through foreclosure or repossession or accounted for as a foreclosure in-substance. These properties are carried at the lower of fair market value, less estimated costs of disposition, or the principal balance of the related loan, whichever is lower.

     At September 30, 2001, First Federal's non-performing assets included, one commercial real estate loans, with a balance outstanding of $247,000, consumer loans (secured primarily by automobiles) with balances outstanding ranging from $34 to $25,750 and two commercial leases, with balances outstanding of $45,000.

     The one commercial real estate loan accounted for on a non-accrual basis is a gaming establishment located in Colorado. The outstanding balance of the Bank's participation interest is $246,751. The Bank has established a specific reserve against this loan in the amount of $61,991, resulting in a book value of $184,760.

     At September 30, 2001, the Bank had no loans which were not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms.

INVESTMENT ACTIVITIES

     General. First Federal is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Des Moines, certificates of deposits in federally insured institutions, certain bankers' acceptances and federal funds. First Federal may also invest, subject to certain limitations, in commercial paper having one of the four highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. As a member of the FHLB of Des Moines, First Federal is required to maintain an investment in FHLB of Des Moines stock. The Bank is also permitted to invest in related securities.

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

     As of September 30, 2001, in accordance with SFAS No. 115, the Company classified $4.19 million of its investment securities and $8.42 million of its mortgage-backed and related securities as "Available for Sale". Such classification gives the Company the ability to sell these securities. At
September 30, 2001 the Company classified $16.59 million of investment securities and $138,000 of its mortgage-backed and related securities as "held to maturity." The Company has no "Trading Securities."

     Investment Securities. The following table sets forth the carrying value of the Company's investment securities portfolio, other than mortgage-backed securities, at the dates indicated.

                                                                             At September 30,
                                                                       -------------------------------
                                                                         2001                   2000
                                                                       --------               --------
                                                                               (In thousands)
Investment securities:
  U.S. government and agency securities..............................  $  16,592              $42,216
  Corporate bonds and notes..........................................      3,203                3,801
  Municipal obligations..............................................         --                  248
  Mutual funds.......................................................        983                  944
                                                                       ---------              -------
     Total investment securities.....................................  $  20,778              $47,209
                                                                       =========              =======

     The  following  table  sets  forth  information   regarding  the  scheduled
maturities, market value and weighted average yields for First Federal's investments, other than mortgage-backed securities, at September 30, 2001.

                                       One Year or Less           One to Five Years        Five to Ten Years
                                    -----------------------     ----------------------  -----------------------
                                    Carrying         Average    Carrying      Average   Carrying      Average
                                     Value            Yield      Value          Yield     Value         Yield
                                    -------          -------    -------       --------  ---------     ---------
Investment securities:
   U.S. government and
       agency  securities (1)......  $    --           --  %    $    3          6.19%   $16,589        6.26%
   Corporate bonds and
        notes......................    1,183          6.33       1,742          6.63        262        5.99
                                     -------                    ------                  -------
      Total........................  $ 1,183          6.33      $1,745          6.63    $16,851        6.26
                                     =======                    ======                  =======
Securities with no stated
  maturity.........................

Total investment
   securities......................

                                     More than Ten Years       Total Investment Portfolio
                                     --------------------    ------------------------------
                                      Carrying    Average    Carrying    Market     Average
                                        Value      Yield       Value     Value       Yield
                                      --------    -------    --------    ------      ------
Investment securities:
   U.S. government and
       agency  securities (1)......   $    --       -- %     $16,592    $16,673     6.26%
   Corporate bonds and
        notes......................        16      6.67        3,203      3,203     6.47
                                      -------                -------    -------
      Total........................   $    16      9.26      $19,795    $19,876     6.30%
                                      =======                =======    =======
Securities with no stated
  maturity.........................                          $   983    $   983     4.77
                                                             -------    -------
Total investment
   securities......................                          $20,778    $20,859     6.23
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

     The Bank's mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable-rate mortgage-backed securities. At September 30, 2001, the Bank had $6.32 million in mortgage-backed securities (representing 99.83% of the Bank's gross mortgage-backed securities portfolio or 4.98% of total assets) insured or guaranteed by FNMA, FHLMC or GNMA. At September 30, 2001, $11,000 (representing .17% of the Bank's gross mortgage-backed securities portfolio, or .009% of total assets) consisted of privately issued securities which are not guaranteed by FHLMC, FNMA, GNMA or any governmental or quasi-governmental agency.

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

     At September 30, 2001, the Bank had $2.22 million in CMOs and REMICs or 1.75% of total assets. The Bank's CMOs and REMICs had a weighted average yield of 6.14% at September 30, 2001. The Bank's current policy is to purchase CMOs and REMICs rated AA or better at the time of purchase by nationally recognized rating services or issued by U.S. government agencies. As of September 30, 2001, $11,000 of the securities in the Bank's mortgage-backed and related securities portfolio were privately issued securities, $11,000 were rated as AAA.

     The  following   table  sets  forth  the  carrying   value  of  the  Bank's
mortgage-backed and related securities at the dates indicated.

                                                                              At September 30,
                                                                       -------------------------------
                                                                         2001                   2000
                                                                       --------               --------
                                                                               (In thousands)
GNMA.................................................................  $     609              $   749
FNMA.................................................................      2,871                3,719
FHLMC................................................................      2,841                3,569
FHA..................................................................         11                   21
Collateralized mortgage obligations..................................      2,223                3,678
                                                                       ---------              -------
     Total...........................................................  $   8,555              $11,736
                                                                       =========              =======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's mortgage-backed and related securities at September 30, 2001.

                                     One Year or Less       One to Five Years     Five to Ten Years    More than Ten Years
                                    --------------------    ------------------  --------------------   -------------------
                                    Carrying     Average    Carrying   Average  Carrying     Average   Carrying    Average
                                     Value        Yield      Value      Yield    Value        Yield      Value      Yield
                                    -------      -------    -------    -------  --------     -------   --------    -------
GNMA........................        $     --       -- %     $      6    7.66%   $   120       7.25%     $   483     6.28%
FNMA........................              --       --            469    6.67        720       6.07        1,682     6.01
FHLMC.......................              --       --            802    6.34        687       6.48        1,352     6.19
FHA.........................              --       --             11   10.39         --         --          --       --
Collateralized mortgage
    obligations.............              --       --             --      --        594       6.13        1,629     6.14
                                    --------                --------            -------                 -------
      Total.................        $     --       -- %     $  1,288    6.50%   $ 2,121       6.29%     $ 5,146     6.12
                                    ========                ========            =======                 =======
                                        Total Investment Portfolio
                                      ------------------------------
                                      Carrying    Market     Average
                                       Value      Value        Yield
                                      --------    ------     --------
GNMA........................          $   609     $   609      6.48%
FNMA........................            2,871       2,871      6.13
FHLMC.......................            2,841       2,842      6.30
FHA.........................               11          11     10.39
Collateralized mortgage
    obligations.............            2,223       2,225      6.14
                                      -------     -------
      Total.................          $ 8,555     $ 8,558      6.22
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

                                                                     September 30,
                     ----------------------------------------------------------------------------------------------------------
                                            2001                                                    2000
                     ----------------------------------------------------  ----------------------------------------------------
                     Interest-Bearing  Interest-Bearing  Interest-Bearing  Interest-Bearing  Interest-Bearing  Interest-Bearing
                     Demand Deposits   Savings Deposits    Time Deposits    Demand Deposits  Savings Deposits   Time Deposits
                     ---------------   ----------------  ----------------  ----------------  ----------------- ---------------
                                                                 (Dollars in thousands)
Average Balance......  $  21,738          $   7,901        $  59.336        $  22,579             $   8,238       $    53,745
Average Rate.........       2.29%              1.70%            5.77%            2.92%                 1.89%             5.51%

     The following table indicates the amount of the certificates of deposit of $100,000 or more in First Federal by time remaining until maturity at September 30, 2001.

                                                     Certificates
      Maturity Period                                 of Deposits
      ---------------                                 -----------
                                                    (In thousands)

       Three months or less.......................  $      1,501
       Over three through six months..............         4,414
       Over six through 12 months.................         3,891
       Over 12 months.............................         3,367
                                                    ------------
             Total................................  $     13,173
                                                    ============


     Borrowings. Savings deposits historically have been the primary source of funds for First Federal's lending, investment and general operating activities. First Federal is authorized, however, to use advances from the FHLB of Des Moines to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Des Moines functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, First Federal is required to own stock in the FHLB of Des Moines and is authorized to apply for advances. Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank is also eligible to borrow from the Federal Reserve Bank. At September 30, 2001, the Bank had $9.76 million in advances outstanding with the FHLB.

     From time to time the Bank utilizes repurchase agreements issued primarily to local government units. The form of repurchase agreement used by the Bank involves the sale of securities owned by the Bank with a commitment to repurchase the same or substantially the same securities at a predetermined price at a future date, typically one to 180 days thereafter. At September 30, 2001, the Bank had $3.10 million in repurchase agreements outstanding.

     The following table presents a summary of the Bank's borrowings, which were greater than 30% of stockholders' equity as of September 30, 2001 and 2000.

                                                                        September 30,
                                                                 ----------------------------
                                                                   2001                2000
                                                                 --------            --------
                                                                    (Dollars in thousands)
Federal Home Loan Bank advances
  outstanding at period end...................................   $   9,760          $  31,363
Weighted average rate at period end...........................        4.31               6.66
Daily average outstanding for the period......................   $  26,445          $  26,466
  Weighted average rate for the period........................        5.72               6.10
Highest outstanding at any month end..........................   $  36,838          $  31,365
Repurchase agreements
  outstanding at period end...................................   $   3,102          $   5,562
  Weighted average rate at period end.........................        4.52               6.34
Daily average outstanding for the period......................   $   3,636          $   7,415
  Weighted average rate for the period........................        5.72               5.76
Highest outstanding at any month end..........................   $   6,275          $  12,246

     For more information on borrowings, see "Note 12 - Borrowings" of the Notes to Consolidated Financial Statements included under Item 7, and part of Exhibit 13 to this Form 10-KSB.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 2001, the Bank was authorized to invest up to approximately $3.77 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes.

     The Bank has one wholly owned subsidiary: First Federal Service Corporation ("First Federal Service"). First Federal Service, a Minnesota corporation, sells credit, life and disability insurance and retail non-deposit investment products. At September 30, 2001, the Bank's total investment in First Federal Service was $157,000.

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

COMPETITION

     First Federal faces strong competition for deposits and loans. First Federal's principal competitors for deposits are other banking institutions, such as commercial banks, credit unions and other savings institutions, as well as mutual funds and other investments. First Federal principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well trained staff, in addition to a substantial ATM network. First Federal competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and quick service it provides to borrowers. In addition, First Federal believes it has developed strong relationships with the businesses, realtors, builders and general public in its market area. First Federal is the fourth largest financial institution in its market area, based on deposit and asset information at September 30, 2001. Of the three larger institutions, two are located in Bemidji, Minnesota.

EMPLOYEES

     As of September 30, 2001, the Company and the Bank had 39 full-time and 10 part-time employees, none of whom was represented by a collective bargaining agreement.

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

     Financial Modernization Legislation. The Gramm-Leach-Bliley ("G-L-B") Act, which was enacted in November 1999, authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and
insurance  brokerage,   securities  underwriting,   insurance
underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary savings and loan holding companies formed after May 4, 2000.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in July 2001.

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

REGULATION OF THE BANK

     Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Des Moines, the Bank is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the end of each year, or 1/20 of its advances (borrowings) from the FHLB of Des Moines, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at September 30, 2001 of $1.84 million.

     The FHLB of Des Moines serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Des Moines. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agri-businesses. At September 30, 2001, the Bank had $9.76 million in advances outstanding from the FHLB of Des Moines. See "-- Deposit Activity and Other Sources of Funds -- Borrowings."

     Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 (the "BHCA") and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for both a national bank and a savings institution.

     To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. All of the following may be included as Qualified Thrift Investments: investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and shares of stock issued by an FHLB. Subject to a 20% of portfolio assets limit, savings institutions are also able to treat the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions, (ii) investments, both debt and equity, in the capital stock or obligations of and any other security issued by a service corporation or operating subsidiary, provided that such subsidiary derives at least 80% of its annual gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential housing or manufactured housing, (iii) 200% of their investments in loan to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas, (iv) loans for the purchase, construction, development or improvement of community service facilities, (v) loans for personal, family, household or educational purposes, and (vi) shares of stock issued by FNMA or FHLMC.

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At September 30, 2001, approximately 72.29% of the Bank's assets were invested in Qualified Thrift Investments.

     Uniform Lending Standards. Under OTS regulations, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

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

     Regulatory Capital Requirements. Under the OTS's regulatory capital requirements, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to at least 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets and "total" capital (a combination of "core" and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See "-- Prompt Corrective Regulatory Action."

     Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At September 30, 2001, the Bank had no such investments.

     Adjusted total assets are a savings institution's total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings institution's investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At September 30, 2001, the Bank's adjusted total assets for the purposes of the core and tangible capital requirements were approximately $125.51 million.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements, all equity investments and that portion of the institution's land loans and non-residential construction loans in excess of an 80% loan-to-value ratio. As of September 30, 2001, the Bank had no high ratio land or non-residential construction loans and no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight. As of September 30, 2001, the Bank's risk-weighted assets were approximately $76.40 million.

     The table below provides information with respect to the Bank's compliance with its regulatory capital requirements at September 30, 2001.

                                                                                     To Be Well Capitalized
                                                                 For Capital               Under Prompt
                                          Actual               Adequacy Purposes    Corrective Action Provisions
                                    -------------------       ------------------    ----------------------------
                                    Amount       Ratio        Amount      Ratio       Amount            Ratio
                                    ------       -----        ------      -----       ------            -----
                                                                  (Dollars in thousands)
As of September 30, 2001:

  Total capital (to risk-
      weighted assets)...........   $ 13,147       17.21%     $   6,112    8.00%        $   7,640       10.00%
  Tier 1 capital (to risk-
     weighted assets)............     12,538       16.41          3,056    4.00             4,584        6.00
  Tier 1 capital (to average
     assets).....................     12,538        9.17          5,466    4.00             6,833        5.00

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

     At September 30, 2001, the Bank exceeded all regulatory minimum capital requirements.

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

     A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

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

     The FDIC has adopted an assessment schedule for SAIF deposit insurance premiums where the assessment rate for well capitalized institutions with the highest supervisory ratings is zero and institutions in the worst assessment category are assessed at a rate of 0.27% of insured deposits. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 2000, SAIF-insured institutions were required to pay FICO assessments at five times the rate at which Bank Insurance Fund ("BIF") members were assessed. After December 31, 2000, both BIF and SAIF members are assessed at the same rate for FICO payments.

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

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a savings institution must maintain average daily reserves equal to 3% on net transaction accounts up to $42.8 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2001, the Bank met its reserve requirements.

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

     Additionally, under FDICIA, as amended by the CDRI Act, the federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. The federal banking agencies, including the OTS, issued guidelines relating to asset quality and earnings. Under these guidelines, a savings institution must maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, would not have a material effect on the Bank's operations.

REGULATION OF THE COMPANY

     General. The Company is a unitary savings and loan holding company as defined by the Home Owners' Loan Act ("HOLA"). As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company is required to file certain reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission under federal securities laws.

     Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities on the Company since it became a unitary savings and loan holding company prior to May 4, 1999. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the savings and loan holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary savings and loan holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

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

     Restrictions on Acquisitions. The HOLA generally prohibits savings and loan holding companies from acquiring, without prior approval of the Director of OTS,
(i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. In addition, no director or officer of a savings and loan holding company or individual owning or controlling the power to vote more than 25% of such savings and loan holding company's stock, may also acquire control of any savings institution, that is not a subsidiary savings institution of such savings and loan holding company, except with the prior approval of the Director of the OTS.

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

     OTS regulations permit federal savings institutions to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal savings institution may not establish an out-of-state branch unless (i) the federal savings institution qualifies as a QTL or as a "domestic building and loan institution" under ss.7701(a)(19) of the Internal Revenue Code and the total assets attributable to all branches of the savings institution in the state would qualify such branches taken as a whole for treatment as a QTL or for a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company, or (b) a violation of certain statutory restrictions on branching by savings institution subsidiaries of banking holding companies. Federal savings institutions generally may not establish new branches unless the savings institution meets or exceeds minimum regulatory capital requirements. The OTS will also consider the savings institution's record of compliance with the Community Reinvestment Act in connection with any branch application.

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

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth information regarding the Company's offices at September 30, 2001.

                               Year          Owned or     Book Value at          Approximate         Deposits at
                               Opened         Leased   September 30, 2001      Square Footage    September 30, 2001
                               ------         ------   ------------------      --------------    ------------------
                                                          (In thousands)                            (In thousands)
MAIN OFFICE:
214 5th Street                   1910          Owned      $     1,192,000         10,990           $    60,758
Bemidji, Minnesota  56601

BRANCH OFFICES:
22 First Street, NE              1977          Owned              257,000          1,789                19,458
Bagley,  Minnesota  56621

109 Main Street West             1983          Owned              265,000          3,083                11,562
Baudette, Minnesota  56623

527 Minnesota Avenue             1987          Owned               87,000          1,700                 4,188
Walker, Minnesota  56484

550 Paul Bunyan Drive, N.W.      1995         Leased              194,000          2,158                 2,855
Bemidji, Minnesota  56601


     The Bank has entered into an agreement with Wal-Mart Stores, Inc., with regulatory approval, for an in-store banking facility. A full service in-store banking facility will be located in the new Wal-Mart Supercenter in Bemidji. The Bank is tentatively scheduled to begin operations in February 2002 when the Wal-Mart Supercenter opens for business.

     The book value of the Company's investment in premises and equipment totaled $1.99 million at September 30, 2001. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     At September 30, 2001, there were no legal proceedings to which the Company or First Federal was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.


                                     PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDERS'
--------------------------------------------------------------------------------
MATTERS
-------

     The information contained under the sections captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

                                     PART IV

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.
-----------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

               Independent Auditors' Report

               Consolidated Statements of Financial Condition - September 30, 2001 and 2000

               Consolidated Statements of Income - Years ended September 30, 2001 and 2000

               Consolidated Statements of Stockholders' Equity - Years ended September 30, 2001 and 2000

               Consolidated Statements of Cash Flows - Years ended September 30, 2001 and 2000

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

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      No.         Description
      ---         -----------

       3.1     Articles of Incorporation of First Federal Bancorporation    *
       3.2     Bylaws of First Federal Bancorporation                       *
       4       Form of Common Stock Certificate of First Federal
               Bancorporation                                               **
       10.1    First Federal Bancorporation 1995 Stock Option and
               Incentive Plan                                               **
       10.2    First Federal Bancorporation Management Recognition Plan     *
       10.3(a) Employment Agreement between First Federal Bancorporation
               and William R. Belford                                       *
       10.3(b) Employment Agreement between First Federal Banking &
               Savings, FSB and William R. Belford                          *+
       10.4    First Federal Banking & Savings, FSB Retirement Plan
               for Non-Employee Directors                                   *+
       10.5    First Federal Banking & Savings, FSB Deferred
               Compensation Plan, as Amended and Restated                   *+
       10.6    First Federal Banking & Savings, FSB Supplemental
               Retirement Plan                                              *+
       10.7    First Federal Bancorporation 1998 Stock Option Plan          ***+
       13      Annual Report to Stockholders
       21      Subsidiaries of the Registrant
       23      Consent of McGladrey & Pullen LLP

__________
(*) Incorporated herein by reference from Registration Statement on Form S-1 filed February 8, 1995 (File No. 33-86964).
(**) Incorporated  herein by reference from  Registration  Statement on Form 8-A filed March 15, 1995 (File No. 0-25704).
(***)Incorporated  herein by reference  from Annual  Report on Form 10-KSB filed
     December 23, 1999 (File No. 0-25704).
+    Management contract or compensatory arrangement.

     (b) REPORTS ON FORM 8-K.  During the quarter ended  September 30, 2001, the
         -------------------
Registrant did not file any Current Reports on Form 8-K.

     (c)  EXHIBITS.  The  exhibits  required by Item 601 of  Regulation  S-B are
          --------
either filed as part of this Annual Report on Form 10-KSB or incorporated by reference herein.

     (d) FINANCIAL  STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT.  There
         ---------------------------------------------------------------
are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST FEDERAL BANCORPORATION


December 19, 2001
                                        By:/s/ William R. Belford
                                           -------------------------------
                                           William R. Belford
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William R. Belford                                         December 19, 2001
-----------------------------------------------------
William R. Belford
President, Chief Executive Officer
  and Director
(Principal Executive Officer)

/s/ Dennis M. Vorgert                                          December 19, 2001
-----------------------------------------------------
Dennis M. Vorgert
Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/ Ralph T. Smith                                             December 19, 2001
-----------------------------------------------------
Ralph T. Smith
Chairman of the Board

/s/ Martin R. Sathre                                           December 19, 2001
-----------------------------------------------------
Martin R. Sathre
Vice Chairman of the Board

/s/ Walter R. Fankhanel                                        December 19, 2001
-----------------------------------------------------
Walter R. Fankhanel
Director

                                                               December __, 2001
-----------------------------------------------------
James R. Sharp
Director

/s/ Dean J. Thompson                                           December 19, 2001
-----------------------------------------------------
Dean J. Thompson
Director